Form 10-Q
period 1995-03-31
GUEST SUPPLY INC
filed 1995-05-15
CIK 722642

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

                                     FORM 10-Q

                    Quarterly Report under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1995
                             Commission File #0-12567

_______________________________________________________________________________
_______________________________________________________________________________

                                GUEST SUPPLY, INC.
              (Exact name of registrant as specified in its charter)

        State of New Jersey                             22-2320483
(State or other jurisdiction of                  (Identification number)
 incorporation or organization)

       720 U.S. Highway One                                08902
   North Brunswick, New Jersey                          (Zip Code)
(Address of principal executive offices)

            Registrant's telephone number and area code:  908-246-3011
_______________________________________________________________________________
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  x          No
The number of shares of common stock, without par value, outstanding as of March 31, 1995 was 4,046,090 shares.




                                      PART 1
                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   March 31,     September 30,
                                                     1995            1994*
                                                  -----------    -------------
                                                  (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                       $ 1,560,000    $ 1,782,000
  Accounts Receivable                              20,029,000     19,250,000
  Inventory:
    Finished goods                                 17,253,000     15,976,000
    Work in progress                                8,367,000      6,156,000
  Deferred income taxes                             1,947,000      1,999,000
  Prepaid expenses and other current assets         1,103,000        733,000
- - - - - - ------------------------------------------------------------------------------
Total current assets                               50,259,000     45,896,000

  Equipment and leasehold improvements             25,806,000     20,986,000
  Other assets                                         78,000         84,000
  Excess of cost over net assets acquired           6,080,000      6,264,000
- - - - - - ------------------------------------------------------------------------------
                                                  $82,223,000    $73,230,000
- - - - - - ------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $24,930,000    $21,036,000
  Current maturities of long-term debt              2,428,000      1,908,000
  Convertible subordinated note                       400,000
- - - - - - ------------------------------------------------------------------------------
Total current liabilities                          27,758,000     22,944,000
- - - - - - ------------------------------------------------------------------------------

  Long-term debt                                   17,441,000     14,642,000
  Convertible subordinated note                                      400,000
  Deferred income taxes                             2,192,000      1,999,000
- - - - - - ------------------------------------------------------------------------------
Total long-term liabilities                        19,633,000     17,041,000

- - - - - - ------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value;
   authorized 1,000,000 shares, outstanding none
  Common stock - without par value;
   authorized 10,000,000 shares issued and outstanding
   4,046,090 shares at March 31, 1995
   and 4,029,767 at September 30, 1994                332,000        330,000
  Additional paid-in capital                       34,410,000     34,301,000
  Retained earnings (deficit)                         196,000     (1,312,000)
  Cumulative foreign currency translation adjustments(106,000)       (74,000)
- - - - - - ------------------------------------------------------------------------------
Total shareholders' equity                         34,832,000     33,245,000
- - - - - - ------------------------------------------------------------------------------
                                                  $82,223,000    $73,230,000
- - - - - - ------------------------------------------------------------------------------

                       * From audited financial statements.
                   The accompanying notes are an integral part
               of these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                     MARCH 31,                MARCH 31,
                             ------------------------  ------------------------
                                1995          1994        1995         1994
                             -----------  -----------  -----------  -----------
Sales                        $66,956,000  $49,389,000  $34,193,000  $24,924,000
Cost of sales                 51,153,000   35,696,000   26,230,000   18,106,000
- - - - - - -------------------------------------------------------------------------------
Gross profit                  15,803,000   13,693,000    7,963,000    6,818,000

SG&A                          13,132,000   11,689,000    6,709,000    5,865,000
- - - - - - -------------------------------------------------------------------------------
Operating income               2,671,000    2,004,000    1,254,000      953,000

Interest expense, net            438,000      539,000      209,000      252,000
- - - - - - -------------------------------------------------------------------------------
Income before income taxes     2,233,000    1,465,000    1,045,000      701,000

Income tax expense               725,000      260,000      339,000      133,000
- - - - - - -------------------------------------------------------------------------------

Net income                   $ 1,508,000  $ 1,205,000  $   706,000  $   568,000
- - - - - - -------------------------------------------------------------------------------

Earnings per common share          $0.32        $0.26        $0.15        $0.12
- - - - - - -------------------------------------------------------------------------------

Weighted average
 shares outstanding            4,765,000    4,639,000    4,783,000     4,712,000
- - - - - - --------------------------------------------------------------------------------

                   The accompanying notes are an integral part
               of these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                     Six Months Ended
                                                         March 31,
                                                 ------------------------
                                                    1995          1994
                                                 -----------  -----------
Cash flows from operating activities:
Net income                                       $1,508,000    $1,205,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                  1,356,000     1,256,000
   Provision for losses on accounts receivable      204,000        99,000
   Deferred income taxes                            245,000

Changes in assets and liabilities:

   (Increase) decrease in accounts receivable      (983,000)      699,000
   Increase in inventory                         (3,488,000)   (1,239,000)
   Increase in prepaid expenses and other
    current assets                                 (370,000)     (377,000)
   Decrease in other assets                           6,000
   Increase (decrease) in accounts payable
    and accrued expenses                          3,894,000      (267,000)
   Foreign currency translation adjustments         (32,000)      (12,000)
- - - - - - -------------------------------------------------------------------------
     Net cash provided by operating activities    2,340,000     1,364,000
- - - - - - -------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                           5,992,000     1,329,000
- - - - - - -------------------------------------------------------------------------
     Net cash used in investing activities        5,992,000     1,329,000
- - - - - - -------------------------------------------------------------------------

Cash flows from financing activities:
   Net borrowings (payments)on revolving
    credit agreement                              4,010,000    (5,168,000)
   Proceeds from issuance of long-term debt                     5,000,000
   Repayment of long-term debt                     (691,000)     (746,000)
   Proceeds from issuance of common stock           111,000       287,000
- - - - - - -------------------------------------------------------------------------
     Net cash provided by (used in)
      financing activities                        3,430,000      (627,000)
- - - - - - -------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (222,000)     (592,000)
Cash and cash equivalents at beginning of period  1,782,000     1,107,000
- - - - - - -------------------------------------------------------------------------
Cash and cash equivalents at end of period       $1,560,000    $  515,000
- - - - - - -------------------------------------------------------------------------

                  The accompanying notes are an integral part of
                these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company)in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
September 30, 1994 included in the Company's annual report on Form 10-K.
Interim results are not necessarily indicative of the results that may be expected for the full year.

Note 2:  Earnings Per Common Share

Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method. Where the effect of the assumed exercise on net income would be anti-dilutive, primary and fully diluted earnings per common share are stated the same.

Note 3:  Revolving Credit Facility

On March 9, 1995, the Company amended its amended and restated credit facility, with a bank, dated as of January 26, 1994. Under the amended agreement, the amount available to the Company was increased to $14,500,000 for the period from February 1, 1995 to and including August 15, 1995. In addition, modifications were made to certain definitions and a financial covenant.

Note 4:  Reclassification

Certain reclassifications have been made to the three month and six month periods ended March 31, 1994 in order to conform with the current year presentation.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended March 31, 1995 vs. Six months ended March 31, 1994
- - - - - - -------------------------------------------------------------------

Sales for the six months ended March 31, 1995 increased by $17,567,000 or 35.6% from $49,389,000 for the six months ended March 31, 1994. Revenues generated from our hotel customers increased $14,448,000 or 35.9% to $54,676,000. This increase is due to selling additional products to existing customers, the addition of new customers and the introduction of new items to the Company's product line.

Sales to consumer product companies and retailers were $12,280,000 for the six months ended March 31, 1995 compared to $9,161,000 for the six months ended March 31, 1994. The increase of $3,119,000 or 34.1% was due to increased sales to existing customers.

Gross profit for the six months ended March 31, 1995 was $15,803,000 or 23.6% of sales compared to $13,693,000 or 27.7% of sales for the six months ended March 31, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility as a result of the ongoing plant expansion project. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Selling, general and administrative expenses were $13,132,000 or 19.6% of sales for the six months ended March 31, 1995 compared to $11,689,000 or 23.7% of sales for the six months ended March 31, 1994. The increase of $1,443,000 or 12.3% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

Interest expense was $438,000 for the six months ended March 31, 1995 compared to $539,000 for the six months ended March 31, 1994. The decrease in interest of $101,000 or 18.7% can be attributed to a decrease in borrowings needed to fund our operations offset by an increase in borrowings for our capital expansion program. Interest costs incurred on borrowings for our capital expansion program are capitalized to the cost of the project.

The effective income tax rate increased to 32.5% for the six months ended March 31, 1995 compared with 17.8% for the six months ended March 31, 1994. This increase is primarily due to a decrease in net operating loss carryforwards available for the six months ended March 31, 1995.

Three months ended March 31, 1995 vs. Three months ended March 31, 1994
- - - - - - -----------------------------------------------------------------------

Sales for the three months ended March 31, 1995 increased by $9,269,000 or 37.2% from $24,924,000 for the three months ended March 31, 1994. Revenues generated from our hotel customers increased $7,233,000 or 34.6% to $28,146,000. This increase is due to selling additional products to existing customers, the addition of new customers and the introduction of new items to the Company's product line.

Sales to consumer product companies and retailers were $6,047,000 for the three months ended March 31, 1995 compared to $4,011,000 for the three months ended March 31, 1994. The increase of $2,036,000 or 50.8% was due to increased sales to existing customers.

Gross profit for the three months ended March 31, 1995 was $7,963,000 or 23.3% of sales compared to $6,818,000 or 27.4% of sales for the three months ended March 31, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility as a result of the ongoing plant expansion project. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Selling, general and administrative expenses were $6,709,000 or 19.6% of sales for the three months ended March 31, 1995 compared to $5,865,000 or 23.5% of sales for the three months ended March 31, 1994. The increase of $844,000 or 14.4% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

Interest expense was $209,000 for the three months ended March 31, 1995 compared to $252,000 for the three months ended March 31, 1994. The decrease in interest of $43,000 or 17.1% can be attributed to a decrease in borrowings needed to fund our operations offset by an increase in borrowings for our capital expansion program. Interest costs incurred on borrowings for our capital expansion program are capitalized to the cost of the project.

The effective income tax rate increased to 32.4% for the three months ended March 31, 1995 compared with 19.0% for the three months ended March 31, 1994. This increase is primarily due to a decrease in net operating loss carryforwards available for the six months ended March 31, 1995.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources at March 31, 1995
- - - - - - -------------------------------------------------

At March 31, 1995, the Company had $22,501,000 of working capital compared to $22,952,000 at September 30, 1994.

At March 31, 1995, equipment and leasehold improvements increased on a net basis by $4,820,000. This increase is due to the ongoing expansion of the Company's manufacturing facility. The Company believes that this expansion is necessary to increase its production capability to accommodate the Company's projected growth. At March 31, 1995, the Company had approximately $2,032,000 of commitments related to this expansion.

At March 31, 1995, the Company had a $14,500,000 three year revolving credit facility with a bank which expires in January, 1997. The amount available under the revolving credit facility is based upon agreed levels of eligible accounts receivable. At March 31, 1995, $10,685,000 was outstanding under this facility and the Company had unused availability of $2,904,000. A portion of this facility bears interest at a rate equal to LIBOR plus an amount of either 1.25% or 1.5% and the remaining portion at the bank's prime rate. All of the Company's loans from its bank are secured by substantially all of the Company's assets and are subject to certain financial covenants.

On March 9, 1995, the Company amended its amended and restated credit facility with a bank, dated as of January 26, 1994. Under the amended agreement, the amount available to the Company was increased to $14,500,000 for the period from February 1, 1995 to and including August 15, 1995. In addition, modifications were made to certain definitions and to a financial covenant.

The Company believes that the amount available under its revolving credit facility together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

Management believes the impact of inflation on the Company's business has been minimal.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K
- - - - - - -----------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the six month period ended March 31, 1995.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GUEST SUPPLY, INC.



Dated:  May 12, 1995                  By: s/Clifford W. Stanley
                                         Clifford W. Stanley
                                         President & Chief Executive Officer

Dated:  May 12, 1995                  By: s/Clifford W. Stanley
                                         Paul T. Xenis
                                         Vice President, Finance

                                 INDEX TO EXHIBITS


EXHIBIT NO.                        DESCRIPTION                         PAGE
- - - - - - -----------          -----------------------------------------        ----------

  10(a)              Amendment No. 2 to Amended and Restated               12
                     Credit Agreement dated as of January 26,
                     1994 by and among Guest Supply, Inc. and Guest Packaging, Inc., Breckenridge-Remy
                     Co. and Chemical Bank New Jersey, National
                     Association.

  10(b)              Lease dated March 16, 1995 between the                15
                     Company and The Morris Company