Form 10-Q
period 1995-06-30
GUEST SUPPLY INC
filed 1995-08-11
CIK 722642

1 of 12 pages
                                                Index to Exhibits is on Page 11


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-Q

                     Quarterly Report under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the quarter ended June 30, 1995                    Commission File #0-12567
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                GUEST SUPPLY, INC.
              (Exact name of registrant as specified in its charter)


                               State of New Jersey
          (State or other jurisdiction of incorporation or organization)

                               720 U.S. Highway One
                            North Brunswick, New Jersey
                     (Address of principal executive offices)

                                    22-2320483
                              (Identification number)

                                       08902
                                    (Zip Code)

             Registrants telephone number and area code   908-246-3011


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__   No _____

The number of shares of common stock, without par value, outstanding as of June 30, 1995 was 4,073,896 shares.

                                      PART 1
                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    June 30,     September 30,
                                                     1995            1994*
                                                  -----------    -------------
ASSETS:
Current assets:
  Cash and cash equivalents                       $ 1,540,000    $ 1,782,000
  Accounts Receivable                              25,005,000     19,250,000
  Inventory:
    Finished goods                                 17,438,000     15,976,000
    Work in progress                                8,282,000      6,156,000
  Deferred income taxes                             1,910,000      1,999,000
  Prepaid expenses and other current assets         1,282,000        733,000
- ------------------------------------------------------------------------------
Total current assets                               55,457,000     45,896,000

  Equipment and leasehold improvements, net        27,069,000     20,986,000
  Other assets                                         79,000         84,000
  Excess of cost over net assets acquired, net      5,988,000      6,264,000
- ------------------------------------------------------------------------------
                                                  $88,593,000    $73,230,000
- ------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $29,983,000    $21,036,000
  Current maturities of long-term debt              2,417,000      1,908,000
- ------------------------------------------------------------------------------
Total current liabilities                          32,400,000     22,944,000
- ------------------------------------------------------------------------------

  Long-term debt                                   17,508,000     14,642,000
  Convertible subordinated note                                      400,000
  Deferred income taxes                             2,105,000      1,999,000
- ------------------------------------------------------------------------------
Total long-term liabilities                        19,613,000     17,041,000
- ------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value;
   authorized 1,000,000 shares, outstanding none
  Common stock - without par value;
   authorized 10,000,000 shares,issued and outstanding
   4,073,896 shares at June 30, 1995
   and 4,029,767 at September 30, 1994                335,000        330,000
  Additional paid-in capital                       34,817,000     34,301,000

  Retained earnings (deficit)                       1,554,000     (1,312,000)
  Cumulative foreign currency
   translation adjustments                           (126,000)       (74,000)
- ------------------------------------------------------------------------------
Total shareholders' equity                         36,580,000     33,245,000
- ------------------------------------------------------------------------------
                                                  $88,593,000    $73,230,000
- ------------------------------------------------------------------------------

                       * From audited financial statements.
                   The accompanying notes are an integral part
               of these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                             ------------------------  ------------------------
                                1995          1994        1995         1994
                             -----------  -----------  -----------  -----------
Sales                       $111,018,000  $80,404,000  $44,062,000  $31,014,000
Cost of sales                 84,902,000   58,970,000   33,749,000   23,274,000
- -------------------------------------------------------------------------------
Gross profit                  26,116,000   21,434,000   10,313,000    7,740,000

SG&A                          21,028,000   17,873,000    7,896,000    6,185,000
- -------------------------------------------------------------------------------
Operating income               5,088,000    3,561,000    2,417,000    1,555,000

Interest expense, net            765,000      810,000      327,000      271,000
- -------------------------------------------------------------------------------
Income before income taxes     4,323,000    2,751,000    2,090,000    1,284,000

Income tax expense             1,456,000      479,000      731,000      218,000
- -------------------------------------------------------------------------------

Net income                   $ 2,867,000  $ 2,272,000  $ 1,359,000  $ 1,066,000
- -------------------------------------------------------------------------------

Earnings per common share          $0.60        $0.49        $0.28        $0.23
- -------------------------------------------------------------------------------


Weighted average
 shares outstanding            4,803,000    4,663,000    4,870,000    4,732,000
- -------------------------------------------------------------------------------

                   The accompanying notes are an integral part
               of these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                    Nine Months Ended
                                                         June 30,
                                                 ------------------------
                                                    1995          1994
                                                 -----------  -----------

Cash flows from operating activities:
Net income                                       $2,867,000    $2,272,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                  2,097,000     1,886,000
   Provision for losses on accounts receivable      356,000       292,000
   Deferred income taxes                            195,000

Changes in assets and liabilities:
   Increase in accounts receivable               (5,755,000)   (1,960,000)
   Increase in inventory                         (3,944,000)   (3,104,000)
   Increase in prepaid expenses and
    other current assets                           (549,000)     (641,000)
   (Increase) decrease in other assets                5,000        (3,000)
   Increase in accounts payable and
    accrued expenses                              8,947,000     3,462,000
   Foreign currency translation adjustments         (52,000)       47,000
- -------------------------------------------------------------------------
     Net cash provided by operating activities    4,167,000     2,251,000
- -------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                          (7,904,000)   (4,657,000)
- -------------------------------------------------------------------------
     Net cash used in investing activities       (7,904,000)   (4,657,000)
- -------------------------------------------------------------------------

Cash flows from financing activities:
   Net borrowings (payments) on
    revolving credit agreement                    4,674,000    (2,527,000)
   Proceeds from issuance of long-term debt                     5,000,000
   Repayment of long-term debt                   (1,699,000)   (1,036,000)
   Proceeds from issuance of common stock           520,000       331,000
- -------------------------------------------------------------------------
     Net cash provided by financing activities    3,495,000     1,768,000
- -------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (242,000)     (638,000)
Cash and cash equivalents at beginning of period  1,782,000     1,107,000
- -------------------------------------------------------------------------
Cash and cash equivalents at end of period       $1,540,000      $469,000
- -------------------------------------------------------------------------


                   The accompanying notes are an integral part
               of these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)


Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1994 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.


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


Note 3:  Revolving Credit Facility

On July 17, 1995, the Company amended its credit facility, dated as of January 26, 1994. Under the amended agreement, the amount available to the Company was increased to $18,000,000.


Note 4:  Reclassification

Certain reclassifications have been made to the three and nine month periods ended June 30, 1994 in order to conform with the current year presentation.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine months ended June 30, 1995 vs. Nine months ended June 30, 1994

Sales for the nine months ended June 30, 1995 increased by $30,614,000 or 38.1% from $80,404,000 for the nine months ended June 30, 1994. Revenues generated from our hotel customers increased $24,770,000 or 34.6% to $96,252,000. This increase is due to selling additional products to existing customers, the addition of new customers and the introduction of new items to the Company's product line.

Sales to consumer product companies and retailers were $14,766,000 for the nine months ended June 30, 1995 compared to $8,922,000 for the nine months ended June 30, 1994. The increase of $5,844,000 or 65.5% was due to increased sales to existing customers.

Gross profit for the nine months ended June 30, 1995 was $26,116,000 or 23.5% of sales compared to $21,434,000 or 26.6% of sales for the nine months ended June 30, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility as a result of the ongoing plant expansion project. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Interest expense was $765,000 for the nine months ended June 30, 1995 compared to $810,000 for the nine months ended June 30, 1994. The decrease in interest of $45,000 or 5.5% can be attributed to a decrease in borrowings needed to fund our operations offset by an increase in borrowings for our capital expansion program. Interest costs incurred on borrowings for our capital expansion program are capitalized during the construction period to the cost of the project.

Selling, general and administrative expenses were $21,028,000 or 18.9% of sales for the nine months ended June 30, 1995 compared to $17,873,000 or 22.2% of sales for the nine months ended June 30, 1994. The increase of $3,155,000 or 17.7% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

The effective income tax rate increased to 33.7% for the nine months ended June 30, 1995 compared with 17.4% for the nine months ended June 30, 1994. This increase is primarily due to a decrease in net operating loss carryforwards available for the nine months ended June 30, 1995.

Three months ended June 30, 1995 vs. Three months ended June 30, 1994

Sales for the three months ended June 30, 1995 increased by $13,048,000 or 42.1% from $31,014,000 for the three months ended June 30, 1994. Revenues generated from our hotel customers increased $10,574,000 or 37.6% to $38,684,000. This increase is due to selling additional products to existing customers, the addition of new customers and the introduction of new items to the Company's product line.

Sales to consumer product companies and retailers were $5,378,000 for the three months ended June 30, 1995 compared to $2.904.000 for the three months ended June 30, 1994. The increase of $2,474,000 or 85.2% was due to increased sales to existing customers.

Gross profit for the three months ended June 30, 1995 was $10,313,000 or 23.4% of sales compared to $7,740,000 or 24.9% of sales for the three months ended June 30, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility as a result of the ongoing plant expansion project. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Selling, general and administrative expenses were $7,896,000 or 17.9% of sales for the three months ended June 30, 1995 compared to $6,185,000 or 19.9% of sales for the three months ended June 30, 1994. The increase of $1,711,000 or 27.6% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

Interest expense was $327,000 for the three months ended June 30, 1995 compared to $271,000 for the three months ended June 30, 1994. The increase in interest of $56,000 or 20.6% can be attributed to an increase in borrowings needed to fund our operations and to an increase in borrowings for our capital expansion program. Interest costs incurred on borrowings for our capital expansion program are capitalized during the construction period to the cost of the project.

The effective income tax rate increased to 35.0% for the three months ended June 30, 1995 compared with 17.0% for the three months ended June 30, 1994. This increase is primarily due to a decrease in net operating loss carryforwards available for the three months ended June 30, 1995.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources at June 30, 1995

At June 30, 1995, the Company had $23,057,000 of working capital compared to $22,952,000 at September 30, 1994.

At June 30, 1995, net equipment and leasehold improvements increased by $6,083,000. This increase is due to the ongoing expansion of the Company's manufacturing facility. The Company believes that this expansion is necessary to increase its production capability to accommodate the Company's projected growth.


At June 30, 1995, the Company had a $14,500,000 three year revolving credit facility with a bank which expires in January, 1997. The amount available under the revolving credit facility is based upon agreed levels of eligible accounts receivable. At June 30, 1995, $11,349,000 was outstanding under this facility and the Company had unused availability of $3,151,000. A portion of this facility bears interest at a rate equal to LIBOR plus an amount of either 1.25% or 1.50% and the remaining portion at the bank's prime rate. All of the Company's loans from its bank are secured by substantially all of the Company's assets and are subject to certain financial covenants.

On July 17, 1995, the Company amended its credit facility, dated as of January 26, 1994. Under the amended agreement, the amount available to the Company was increased to $18,000,000.

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

b) No reports on Form 8-K have been filed during the nine month period ended June 30, 1995.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     GUEST SUPPLY, INC.




Dated:    8/11/95                  By:     s/Clifford W. Stanley
                                           ------------------------------------
                                           Clifford W. Stanley
                                           President & Chief Executive Officer




Dated:     8/11/95                 By:    s/Paul T. Xenis
                                          -------------------------------------
                                           Paul T. Xenis
                                           Vice President, Finance

                                 INDEX TO EXHIBITS


Exhibit No.                 Description                               Page
- -----------         ------------------------------                   --------

    27                  Financial Data Schedule                         12