Form 10-K
period 1995-09-30
GUEST SUPPLY INC
filed 1995-12-29
CIK 722642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the transition period from _______ to _______

                         Commission file number 0-12567
                                                -------

                               GUEST SUPPLY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                    22-2320483
 ----------------------------------               --------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

          720 U.S. Highway One
       North Brunswick, New Jersey                          08902
 ----------------------------------------                -----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 908-246-3011
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

     Name of each exchange
     Title of each class                        on which registered
     -------------------                       ---------------------

        NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value
                        -------------------------------
                                (Title of class)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                              -------        -------

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     Aggregate market value as of December 11,
     1995 . . . . . . . . . . . . . . . . . . . . . .    $139,903,313

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

     Common Stock, without par value, as of
     December 11, 1995  . . . . . . . . . . . . . . .       6,146,335


                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on March 6, 1996.

                                     PART I


     ITEM 1.  BUSINESS.

     General
     -------

               The Company operates principally as a manufacturer, packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages personal care products for major consumer products and retail companies. Personal care guest amenity items include shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shoe care and sewing kits, shower caps, soap dishes and decorative containers and trays. The Company makes available more than 30 amenity items in a variety of brands in Company-designed packaging options. Housekeeping supplies for the lodging industry consist primarily of paper products, cleaning chemicals and cleaning implements. Room accessories include such items as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. The Company distributes more than 100 different housekeeping products and room accessories. Textiles include sheets, towels and bedding. The products manufactured and packaged for its consumer products and retail customers include health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, bath additives, oral hygiene products and sun screens.

               The Company has pursued a strategy designed to enhance its leadership position in the lodging supply industry by becoming a full service company with a nationwide network of Company-operated distribution centers which provide prompt delivery to hotel properties. Each center consists of a warehouse and sales office and is staffed by sales personnel who call on customers to obtain orders and provide customer service.

               The Company's housekeeping and room accessory product line consists of over 100 different disposable products which are generally available to the Company from several different manufacturers and distributors of these products.

               The Company's amenity product lines consist of customized amenity programs designed by the Company for hotel chains ("customized corporate amenity programs") or for individual lodging establishments ("customized individual amenity programs") and uncustomized amenities and accessories.

               Customized corporate amenity programs consist of one or more items which are presented in Company-designed packaging. This packaging displays the corporate name or logo of the hotel chain or lodging establishment for which the program is designed.

               Customized corporate amenity programs are designed for hotel chains, such as Choice International, The Four Seasons, Holiday Inns, Howard Johnson, Hyatt Hotels, Marriott Corporation, Ramada and Wyndham Hotels and may consist of up to 20 amenity and accessory items. In some cases, purchasing decisions for these programs are made by the central buying organization for the chain, and in other cases, such decisions are made by individual members or franchisees of the chain.

               Customized individual amenity programs typically consist of six to 12 amenity and accessory items. Individual programs generally involve more elaborate designing and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment. The Company has designed individual amenity programs for such lodging establishments as The Arizona Biltmore Hotel in Phoenix, Arizona, Merv Griffin's Resorts in Atlantic City, New Jersey, Boston Harbor Hotel in Boston, Massachusetts, Nikko Hotels International in New York, New York and The Registry Hotels in Dallas, Texas.

               The Company sells amenities in uncustomized color coordinated packaging under such brand names as Finesse(R), Jhirmack(R) and Jergens(R). Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own lines of guest amenity lines under the "Heritage Collection (TM)" and "Botanicals (TM)" labels.

               The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 11,000 customers worldwide. Its present customers include hotel properties owned or managed by 12 of the 15 largest lodging chains in the United States. Six of these chains have customized corporate amenity programs designed by the Company.

               The Company's strategy is to increase its penetration of the lodging industry at all levels and to become a "one-stop shopping" supplier to lodging establishments. In order to increase operating efficiencies and responsiveness to customer needs, the Company has become a more vertically integrated supplier of customized and uncustomized amenity programs by enhancing its design capability, expanding its distribution network and increasing its manufacturing capabilities. In addition, the Company sells disposable housekeeping products, room accessories and textiles in order to provide a complete range of products to the lodging industry.

               As part of this strategy, the Company, through its manufacturing subsidiary Guest Packaging, Inc., manufactures and packages substantially all of its liquid products such as shampoos, hair conditioners, hand and body lotions and bath gels, as well as a portion of its bar soap requirements. The Company's manufacturing operations allow the Company to provide both the service and wide variety of products required by the lodging industry. In fiscal 1994, the Company began a program to expand its manufacturing facility and to increase its production capability and capacity. With the exception of storage tanks that will be installed in the second quarter of fiscal 1996, the plant expansion project is essentially complete. See "Manufacturing, Packaging and Shipping" below.

               The Company's Breckenridge-Remy Co. ("Breckenridge") subsidiary also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 11 distribution centers. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service. Breckenridge currently has an 84-person sales staff. Management believes that the Company's product line and distribution capability has provided improved service to all of its customer groups.

     Products
     --------

               The Company markets and sells a broad range of personal care, housekeeping and disposable products for use in lodging establishments.
     The Company's amenity product line consists of more than 30 different products, including shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, showercaps, soap dishes, shoe shine and sewing kits and decorative containers and trays. Six amenity products account for a substantial majority of the Company's sales of customized and uncustomized packaging options. The Company's housekeeping and room accessory product line consists of over 100 products including paper products, cleaning chemicals, cleaning implements, textiles (such as sheets, towels and other bed linens) and other housekeeping items and accessories such as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. The Company believes that its range of products for the lodging industry is one of the most extensive available from a single source in the United States.

               Customized amenity programs consist of one or more items which are packaged and presented in Company designed bottles, boxes, tubes and wrappings. The packaging and wrappings display the corporate name or logo of the hotel chain or lodging establishment for which the program is designed. Customized corporate amenity programs are designed for hotel chains. Customized individual amenity programs typically consist of six to 12 amenity and accessory items. These programs generally involve more elaborate design and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment.

               The sales price per room stay for an amenity program varies with the number of items selected by the customer. A customized individual amenity program typically contains several items and is priced from $1.50 and up per room stay. Because customized corporate amenity programs and uncustomized amenity programs also vary widely in number of items, the cost of such programs also vary widely.

               The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended September 30, 1995, less than 10% of the Company's sales were attributable to sales of national brand name products which include Finesse(R), Jhirmack(R) and Jergens(R).

               Guest Supply also markets guest amenity programs under the "Institute Swiss(R)" label and under Guest Supply's

     "Botanicals (TM)," "Heritage Jefferson Floral (TM)," "Heritage American Country (TM)" and "Heritage Yankee Stripes (TM)". These programs were designed by the Company as an alternative to customized amenity programs with inventory available for immediate delivery.

               The Company has entered into arrangements with certain manufacturers of national brand name products pursuant to which the Company has been granted the exclusive right to market certain products to the lodging industry in the United States. Certain of these manufacturers have reserved the right to approve the design of the packaging of their products and to monitor quality control with respect to the manufacturing and packaging processes. None of such exclusivity arrangements obligates the Company to purchase products from any one supplier or to market any brand exclusively.

               The Company believes that there are adequate alternative sources of supply available for all products it currently distributes. Moreover, the Company believes that its competitive success is dependent more on the quality of the Company's services, design capability and the selection and availability of products, than on the availability of any one particular brand name product or group of products.

     Design, Marketing and Sales
     ---------------------------

               In the view of the Company, an important aspect of its marketing approach and competitive position is the capability of its professional design staff to assist customers in designing customized packaging and in the coordination and presentation of their amenity programs. In addition, the Company believes that its position in the industry is in part attributable to the Company's ability, on a single source basis, to design, manufacture, package and distribute complete customized amenity programs for its customers which meet the customers' corporate image, product and budgetary requirements and which include brand name products with a reputation for high quality and wide-spread consumer acceptance.

               The design of amenity programs takes into account five essential elements: packaging components (size, shape and type of container), packaging graphics (colors and logos), brand identity (use of national or generic brands), product mix (which amenity items to present) and presentation method (tray, placemat, wicker basket or decorative tin). The Company's design personnel, who include graphic, industrial and mechanical artists and packaging engineers, are responsible for creating packages, selecting colors and applying graphic designs to accent guest room decor and for the production of finished engineering drawings and materials specifications. The Company's design personnel consult directly with the Company's customers on all aspects of the design of guest room amenities, at times leading to unique and proprietary packaging and presentations of amenity programs. The Company's design process can vary in length, depending on the customer's needs and complexity of the program. Once a design is accepted by the customer and a purchase order is received, the initial shipment is typically made within ten to 14 weeks and the balance of the shipment is generally delivered over the next 12 to 24 months.

               The Company employs direct sales personnel who consult regularly with the Company's existing customers and solicit new customers. In addition, the Company employs in-house sales persons responsible for telemarketing sales and customer service. Further, the senior management of the Company devotes a substantial amount of time to sales activities, as well as to the overall coordination of customers' amenity programs and the development of new concepts to enhance the effectiveness of the programs. The Company believes that prompt, professional and responsive customer service is an important element in attracting new customers and satisfying existing ones.

               In addition, the Company maintains regional distribution centers throughout the United States. This distribution network consists of 11 regional warehouses and a central facility in North Brunswick, New Jersey. These distribution centers provide the Company with the ability to deliver manufactured and purchased products to the lodging properties served by the Company throughout the United States. In addition, each regional distribution center is staffed with route salespersons who call on customers to obtain sales orders and provide direct customer service.

               The Company engages in direct mail solicitations. In addition, the Company attends most major trade conventions and exhibits its product lines at such events.

               During the fiscal year ended September 30, 1995, sales to two customers accounted for 11.3% and 10.8%, respectively, of the Company's revenues.

               The Company's consolidated sales included approximately $4,882,000 by foreign subsidiaries for the fiscal year ended September 30, 1995. The Company currently has subsidiaries located in England, New Zealand and Canada.

               At September 30, 1995 and September 30, 1994, the Company had unfilled orders for its products which aggregated approximately $14,000,000 and $12,307,000, respectively. Most of the amount for fiscal 1995 is expected to be shipped by September 30, 1996. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable housekeeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.

               Substantially all of the Company's sales are to customers to whom the Company extends credit. The Company's credit policy generally requires payment in full within 30 days and allows discounts in certain cases for early payment.

     Manufacturing, Packaging and Shipping
     -------------------------------------

               Most of the amenity products marketed and distributed by the Company are sold in packaging and wrappings designed to customer specifications by the Company and are customized with the name of the particular hotel, in the case of customized individual amenity programs, or the corporate logo of the lodging chain in the case of customized corporate amenity programs, and also display the brand name of the product, where appropriate. In some cases, the shapes of the containers are also designed specifically to the customer's requirements. Packaging components include bottles, boxes, bags, packets, tubes and various other containers that come in a wide range of sizes and shapes.

               The Company's manufacturing facility is located in Rahway, New Jersey. This facility has approximately 68,000 square feet of production space and is located in close proximity to a 120,000 square foot component and raw material warehouse. The plant has 20 filling lines including 10 highly automated lines which the Company believes incorporate the most efficient technology presently available. Each line is equipped to apply front, back, and full wrap labels, and video jets for batch and date coding of each container. A variety of reactors or compounding vessels with capacities ranging from 100 to 6,000 gallons are located at this facility as well as 180,000 gallons of liquid bulk storage vessels. The facility also includes an analytical and development laboratory.

               In fiscal 1994, the Company began a program to expand its manufacturing facility and to increase its production capability and capacity. As part of this expansion project, 18,000 square feet of manufacturing space was added to the Company's facility in Rahway, New Jersey. Additional mixing and storage tanks were installed increasing compounding capacity by more than 350%. The Company installed four new high-speed filling lines which are highly automated and provide the Company with the capacity and capability to manufacture retail size health and beauty aid products in high volume. The completion of this expansion project has taken approximately six months longer than planned due in part to delays in obtaining construction permits and the receipt of processing equipment from Europe. As a result of these delays, the Company has had to operate on Saturdays and Sundays in order to meet customer requirements. This has resulted in overtime expense which together with other manufacturing inefficiencies reduced gross margin. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

               The expansion project is essentially complete, but the Company's manufacturing operations continue to operate below planned profitability levels. Difficulties inherent in receiving and stocking raw materials and shipping raw materials to the Company's manufacturing facility from temporary multiple warehouse locations are creating manufacturing inefficiencies. Although the Company has a new 225,000 square foot warehouse under construction, it is presently operating out of four temporary raw materials warehouses necessitated by the rapid growth the Company has experienced in its manufacturing operations. In the second quarter of fiscal 1996, the Company plans to lease an additional interim facility which the Company believes will provide adequate space to store raw materials so that they can be located, loaded and shipped to meet production schedules. The Company believes this additional interim warehouse, in conjunction with improved planning systems, will resolve material flow problems and improve efficiency. The Company believes that with the new equipment and systems, it will be in a position to improve efficiency in the production of high-quality health and beauty aids and pharmaceutical products thereby providing the Company with what it believes will be a competitive advantage. See "Item 2. Properties" below and "Item
     7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

               Currently, the Company compounds and fills substantially all of its liquid products. Compounding involves the batch mixing of components such as detergents, conditioners, dyes and fragrances in accordance with proprietary formulas. Filling entails the transfer of finished products from bulk to the unit of use containers in which they are distributed. Sales of liquid products constituted approximately 40% of the Company's amenity sales for the fiscal year ended September 30, 1995.

               In addition, the Company utilizes its manufacturing facility to compound, fill and package a variety of products used by consumer product companies and retailers. These are principally health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, bath additives, oral hygiene products and sun screens. In some instances the Company also formulates products for its customers. The Company believes that these services, among others, are attractive to these companies since most lack production expertise or the costs of providing these functions in-house could be prohibitive.

               The Company's other products such as soaps, shower caps, soap dishes, shoe shine and sewing kits, toothpaste, toothbrushes, razors, shaving creams, paper products, cleaning chemicals, cleaning implements, glassware and other accessories are produced by independent manufacturers. Soaps are manufactured in accordance with the Company's specifications, including colors and fragrances, from raw materials furnished by suppliers selected by the Company. Additionally, the Company manufactures a portion of its bar soap requirements, which it sells to the lodging industry, at its facility in Rahway, New Jersey.

               The bottles and other packaging components for the Company's products are manufactured by independent suppliers in accordance with the Company's or the Company's customers' specifications. In certain instances, these independent suppliers utilize equipment and molds owned by the Company. In certain instances, the Company also utilizes the services of companies which decorate the bottles and other packaging components prior to delivery to the Company or to its contract packagers.

               The Company usually orders the raw materials for its products in bulk quantities directly from the manufacturers of such products for delivery to its manufacturing facilities or to the facilities of the Company's contract packagers. This procedure permits the Company to assure adequate supplies of product components and to benefit from quantity discounts and other economies of scale.

               Substantially all of the Company's finished products are shipped to the Company's warehouse facilities for later shipment to its customers. See "Item 2. Properties" below. In the view of the Company, an important aspect of its marketing approach and competitive position is its capacity for localized distribution. The ability to store and distribute both manufactured and purchased products in close proximity to the lodging properties served by the Company is a service which the Company believes will assist in providing improved service to its existing customer groups and in attracting new customers.

     Quality Control
     ---------------

               The Company believes that maintaining the highest standards of quality in all aspects of its operations is an important aspect of its ability to generate customer confidence and to maintain its competitive position. To that end, the Company carries and markets only products that have a reputation for quality and that meet the Company's own quality standards.

               The Company sends its representatives from time to time to the facilities of its suppliers to inspect and approve the manufacturing and packaging of all products prior to acceptance by the Company for delivery to customers. In addition, certain suppliers of materials to the Company also approve the Company's manufacturing procedures and inspect the packaged products to insure compliance with their own quality standards.

               The Company has adopted strict quality assurance systems and procedures which it regularly reviews and revises with a view to maintaining the consistency of the quality of its products. The Company adheres to all applicable filling and packaging regulations of the U.S. Food and Drug Administration, as well as others which are not technically applicable to the Company's operations.

     Proprietary Rights
     ------------------

               Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply(R), L'avenie(R), Guest Design(R), Whispermint (TM), Alliance (TM), Evergreen (TM), Botanicals (TM), and the

     Heritage Collection (TM). The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company.

               In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company's customers without the Company's consent. The aggregate net book value of all molds owned by the Company at September 30, 1995 was approximately $1,093,000.

     Competition
     -----------

               The business of supplying disposable products, amenities and accessories to the lodging industry is highly competitive. Important competitive factors include price, product range, distribution capability and product quality and design. The Company competes with companies which offer customized amenity programs and broad lines of customized and uncustomized amenity and personal care products, as well as large distributors of housekeeping and related products. Some of these competitors are large diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company.

               The Company believes that it can compete effectively with these companies in view of the variety and quality of products it offers, the scope and efficiency of customer services, its distribution capability and price. In addition, the Company believes that its ability to offer professional and sophisticated design assistance in formulating customized amenity programs and products for customers enhances its competitive position and distinguishes the Company from most of its competitors.

     Personnel
     ---------

               As of September 30, 1995, the Company had approximately 927 employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

     Executive Officers
     ------------------

               The current executive officers of the Company are as follows:


                                                               Age at
     Name                    Position with the Company   September 30, 1995
     ---------------------  ---------------------------  ------------------

     Clifford W. Stanley    President, Chief Executive            49
                            Officer and Director

     James H. Riesenberg    Vice President - Operations           60

     Teri E. Unsworth       Vice President - Market               44
                            Development and
                            Director

     Paul T. Xenis          Vice President - Finance              35
                            and Secretary

               Clifford W. Stanley has been President and Chief Executive Officer of the Company since January 1988 and a director of the Company since January 1987. From April 1986 to January 1988, he was Executive Vice President and Chief Financial Officer of the Company. Mr. Stanley joined the Company in August 1985 as Vice President - Finance. From 1984 until joining the Company, Mr. Stanley was Vice President and Chief Operating Officer for Transfer Print Foils, Inc. (hot stamping foils). During the period from 1982 to 1984, he was Vice President of Finance for the Permacel Division of Avery International. From 1979 through 1982, Mr. Stanley was a Vice President of Johnson & Johnson.

               James H. Riesenberg has been Vice President - Operations of the Company since September 1985. Mr. Riesenberg was Vice President - Operations of Almay Cosmetics, Inc., a division of Playtex Corporation, from March 1984 until joining the Company. During the period from 1981 through 1984, Mr. Riesenberg was Vice President - Operations of Max Factor, Inc., another division of Playtex Corporation.

               Teri E. Unsworth has been Vice President - Market Development since joining the Company in May 1985 and a director of the Company since November 1989. Prior thereto, Ms. Unsworth was employed by Vidal Sassoon, Inc. as Director of Sales from 1979 to 1981, as Product Director from 1981 to 1983 and as Group Product Director from 1983 to 1985.

               Paul T. Xenis has been Vice President - Finance since May 1994. From April 1984 to May 1994, he was Corporate Controller of the Company. Prior to joining the Company, Mr. Xenis was a senior accountant with KMG Main Hurdman (now part of KPMG Peat Marwick LLP) from 1981 to 1984. Mr. Xenis also serves as Secretary of the Company.


     ITEM 2.  PROPERTIES.

               The Company's executive offices and principal operating facilities are located in North Brunswick, New Jersey, where the Company leases approximately 17,300 square feet of space in an office building.
     The Company's lease provides for an annual rental of approximately $186,000. The lease expires on August 31, 1996 and provides for one three-year renewal option.

               The Company also leases a 113,000 square foot warehouse and distribution facility in North Brunswick, New Jersey at an annual rental of approximately $395,500. The lease expires in November 1996 with an option to terminate earlier.

               In connection with its manufacturing and packaging operations, the Company currently leases a manufacturing facility in Rahway, New Jersey and a warehouse facility in Avenel, New Jersey. The manufacturing facility consists of approximately 68,000 square feet of space. The lease for this facility provides for an annual rental of approximately $73,000 and expires in 2010. See "Item 1. Business -Manufacturing, Packaging and Shipping" above. This lease may be cancelled by the Company on 90 days' notice. The Avenel warehouse facility is approximately 120,000 square feet of space with an annual rental of approximately $456,000. The lease expires in November 1996 with an option to terminate earlier. Additionally, the Company leases four temporary raw materials warehouses on a month-to-month basis in New Jersey for an aggregate monthly rental of approximately $48,000.

               The Company has entered into an agreement to have a 225,000 square foot distribution and warehouse facility built to its specifications in New Jersey, which will consolidate all of its current New Jersey warehousing facilities. This lease provides for an initial annual rental of approximately $926,000 and expires in 2006. Occupancy is expected in September 1996.

               As part of its regional distribution strategy, the Company currently also leases 11 regional warehouses. The warehouses range in size from 12,000 square feet to 60,000 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California and Georgia. The leases for these warehouses have expiration dates through 1999 and the aggregate annual rental is approximately $1,119,000.

     ITEM 3.  LEGAL PROCEEDINGS.

               From time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS.


               Not applicable.

                                    PART II

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.

               The Company's common stock is traded on the National Association of Securities Dealers National Market System. The stock is quoted on the National Association of Securities Dealers Automated Quotation System under the symbol GEST. The table below sets forth the high and low market prices during each of the last two fiscal years. The approximate number of holders of the Company's common stock at September 30, 1995 was 423. No cash dividends have been declared on the common stock since the Company was organized.

               On October 24, 1995, the Company effected a three-for-two split of its common stock in the form of a stock dividend. All per share market price information set forth below has been adjusted for this stock split.

     Market Price Range
     ------------------

                         Year Ended September 30, 1995
                         -----------------------------

                                          High    Low
                                         ------  ------
                       First Quarter     $12.83  $10.25
                       Second Quarter     14.75   11.58
                       Third Quarter      17.67   13.58
                       Fourth Quarter     23.17   16.75

                         Year Ended September 30, 1994
                         -----------------------------

                                          High     Low
                                          -----   -----

                       First Quarter       9.33    6.67
                       Second Quarter     13.00    8.75
                       Third Quarter      12.17    9.67
                       Fourth Quarter     13.83   11.17

               On December 11, 1995, the closing sales price for the Company's common stock was $23.125 per share.

     ITEM 6.  SELECTED FINANCIAL DATA.

     Years Ended September 30,

     In thousands except per share amounts
     -------------------------------------


                                    1995      1994     1993     1992     1991
                                  --------  --------  -------  -------  -------
     Sales                        $159,450  $116,325  $97,851  $86,047  $78,362
     Gross Profit                   37,365    30,751   26,804   22,531   20,608
     Selling, General and
       Administrative Expenses      28,409    24,858   22,865   20,437   18,795
     Operating Income                8,956     5,893    3,939    2,094    1,813
     Income Before
       Extraordinary Item/1/         5,090     4,117    1,412      400      191
     Net Income                      5,090     4,117    2,243      840      444
     Working Capital                27,475    22,689   21,810   21,002   19,122
     Total Assets                   95,607    72,967   55,621   54,383   51,424
     Total Long-term
       Liabilities                  22,866    16,778   13,793   15,488   14,053
     Total Liabilities              56,498    39,722   26,960   28,063   25,935
     Total Equity                   39,109    33,245   28,661   26,320   25,489


     Common Share Data/2/
     --------------------

     Weighted Average Shares
       and Share Equivalents
       Outstanding                   7,293     7,041    6,470    6,410    6,210
     Earnings Per Share
       Before Extraordinary
       Item/1/                    $   0.70  $   0.58  $  0.22  $  0.06  $  0.03
     Earnings Per Share           $   0.70  $   0.58  $  0.35  $  0.13  $  0.07
     Book Value Per Share         $   6.36  $   5.50  $  4.82  $  4.49  $  4.37

     /1/   Extraordinary item results from the utilization of net operating loss carryforwards.

     /2/   On October 24, 1995, the Company effected a three-for-two split of its common stock in the form of a stock dividend. All common share data have been adjusted for this stock split.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     Fiscal 1995 Compared to Fiscal 1994
     -----------------------------------

               Sales for the year ended September 30, 1995 increased by 37.1% or $43,125,000 to $159,450,000 from $116,325,000 for the year ended September
     30, 1994. Revenues generated from hotel customers increased $32,548,000 or 31.3% to $136,372,000. This gain is the result of selling additional products to existing customers, the addition of new customers, an increase in the sales of textiles and the introduction of new items to the Company's product line. The increase in sales attributable to new products and the addition of new customers is a result of the Company's continuing efforts to expand its product line and to emphasize its sales and marketing efforts to increase sales to current customers and sell products to new customers. In addition, according to statistics published by trade publications, room demand increased in 1995, which Management believes further contributed to the Company's sales increase.

               Sales to consumer product companies and retailers were $23,078,000 compared to $12,501,000 for the year ended September 30, 1994. The increase of $10,577,000 or 84.6% was primarily due to increased sales to existing customers. The Company attributes this increase to the service and capabilities it provides to its customers.

               Gross profit for the year ended September 30, 1995 was $37,365,000 or 23.4% of sales compared to $30,751,000 or 26.4% for the year ended September 30, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility. These inefficiencies are a result of delays in completing the Company's plant expansion project and subsequent materials flow problems. Although the plant expansion is now essentially complete, the improvements that are being made in the material storage and planning systems will not be fully implemented until the latter part of the second quarter of fiscal 1996. See "Item 1. Business -Manufacturing, Packaging and Shipping" above. The increase in textiles product sales also contributed to the decrease in gross profit as a result of the lower gross profit associated with textiles when compared with the Company's other products. During 1995, the cost of pulp, cotton, tallow and plastic resins increased. This resulted in the Company experiencing cost increases in cartons, bottles, textiles and soap base. Although most of these cost increases were passed through to the Company's customers, gross margin declined slightly as a result of these cost increases.

               Selling, general and administrative expenses were $28,409,000 or 17.8% of sales for the year ended September 30, 1995 compared to $24,858,000 or 21.4% for the prior year. The increase of $3,551,000 was primarily due to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

               The effective tax rate increased to 35.2% in fiscal 1995 from 15.8% in fiscal 1994. This increase is the result of a reduction in the utilization of net operating loss carryforwards.

     Fiscal 1994 Compared to Fiscal 1993
     -----------------------------------

               Sales for the year ended September 30, 1994 increased by 18.9% or $18,474,000 to $116,325,000 from $97,851,000 for the year ended September
     30, 1993. Revenues generated from hotel customers increased $16,124,000 or 18.4% to $103,824,000. This gain is the result of selling additional products to existing customers, the addition of new customers and the introduction of textiles and other new items to the Company's product line. The increase in sales attributable to new products and the addition of new customers is a result of the Company's continuing efforts to expand its product line and to emphasize its sales and marketing efforts to increase sales to current customers and sell products to new customers. According to statistics published by trade publications, room demand increased approximately 4% during 1994. Management believes that this factor also contributed to the increase in the Company's sales.

               Sales to consumer product companies and retailers were $12,501,000 compared to $10,151,000 for the year ended September 30, 1993. The increase of $2,350,000 or 23.2% was primarily due to increased sales to existing customers.

               To accommodate growth in the Company's sales, the Company began an expansion program in the third quarter of fiscal 1994 to increase its production capabilities and the size of its manufacturing facility. When completed, the Company believes that it will be in a position to improve efficiency in the production of high quality health and beauty aids and pharmaceutical products thereby providing the Company with what it believes will be a competitive advantage.

               Gross profit for the year ended September 30, 1994 was $30,751,000 or 26.4% of sales compared to $26,804,000 or 27.4% for the year ended September 30, 1993. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility as a result of the ongoing expansion project. The addition of textiles to the Company's product line also contributed to the decrease as a result of the lower gross profit associated with this product when compared with its other products.

               Selling, general and administrative expenses were $24,858,000 or 21.4% of sales for the year ended September 30, 1994 compared to $22,865,000 or 23.4% for the prior year. The increase of $1,993,000 was primarily due to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

               The effective tax rate decreased to 15.8% in fiscal 1994 from 50.2% in fiscal 1993. This decrease is primarily the result of the Company's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) in fiscal 1994. Under SFAS No. 109, net operating loss carryforwards are accounted for as a reduction in income tax expense as compared to an extraordinary item as presented in fiscal 1993.

     Liquidity and Capital Resources
     -------------------------------

               The Company had $27,475,000 of working capital at September 30, 1995 as compared to $22,689,000 at September 30, 1994. This increase was the result of cash flows from operations, cash generated from bank borrowings and the exercise of stock options offset by cash used for capital expenditures in its expansion program discussed above.

               At September 30, 1995, equipment and leasehold improvements increased on a net basis by $7,521,000. The increase is due to the expansion of the Company's manufacturing facility. The Company believes that these expenditures are necessary to increase its production capabilities to accommodate the Company's projected growth.

               At September 30, 1995, the Company had a $18,000,000 revolving credit facility with a bank expiring in January 1997, which revolving credit facility was refinanced as described below. The amount available under this credit facility was based upon agreed levels of eligible accounts receivable. At September 30, 1995, $15,430,000 was outstanding under this facility and the Company had unused availability of $1,970,000. At September 30, 1995, a portion of this facility bore interest at a rate equal to LIBOR plus 1.5% and the remaining portions bore interest at the bank's prime rate. At September 30, 1995, the Company also had borrowings of $7,687,000 under two term loan agreements with a bank. The term loans are due in equal monthly installments through February, 1999 and bear interest at a rate ranging from 6.45% to 8.25%.

               On October 31, 1995, the Company entered into a credit agreement with two banks providing for a seven-year $10,500,000 term loan and a two-year $22,000,000 revolving credit facility. The term loan is payable in 84 equal monthly installments and bears interest at a rate equal to 7.0% per annum. The revolving credit facility bears interest at a rate equal to LIBOR plus 1.0%, the bank's prime rate or a fixed rate, as selected by the Company. A portion of the proceeds under this credit facility was used to repay the outstanding balance under the then existing revolving credit facility and this credit facility is available for future working capital needs. Under this credit agreement, the existing term loans in the amount of $7,687,000 remain outstanding.

               All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.

               The Company believes that the amount available under its new revolving credit facility together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

               During 1995, the cost of pulp, cotton, tallow and plastic resins increased. This resulted in the Company experiencing cost increases in cartons, bottles, textiles and soap base. While most of these cost increases were passed through to the Company's customers, these cost increases have had a slight impact on the financial results of the Company.

      Recently Issued Accounting Standards
      ------------------------------------

               The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under this new standard, a new fair value based method of accounting for stock-based compensation arrangements with employees is established. Entities may continue to use the Opinion 25 method or adopt the SFAS No. 123 fair value based method. If the Company continues to use the Opinion 25 method, SFAS No. 123 requires footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. The Company has not yet determined which method it will use. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which the Statement is initially adopted for recognizing compensation expense, whichever comes first.

               The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" (SFAS No. 121). This new standard requires the assessment of the recoverability of long-lived assets and certain intangibles and related goodwill and recognition of any impairment losses. The effect of SFAS No. 121 on the Company has not yet been determined.
     This Statement is effective for fiscal years beginning after December 15, 1995.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                      GUEST SUPPLY, INC. AND SUBSIDIARIES

                                   ----------

                              Financial Statements
                            as of September 30, 1995

                         Index to Financial Statements
                         -----------------------------

                                                                   Page
                                                                  Number
                                                                  ------
     1. Financial Statements:

     Independent Auditors' Report................................   26

     Consolidated Balance Sheets -- September
     30, 1995 and 1994...........................................   27

     Consolidated Statements of Operations --
     Years Ended September 30, 1995, 1994
     and 1993....................................................   28

     Consolidated Statements of Cash Flows
     -- Years Ended September 30, 1995, 1994
     and 1993....................................................   29

     Consolidated Statements of Shareholders'
     Equity -- Years Ended September 30,
     1995, 1994 and 1993.........................................   31

     Notes to Consolidated Financial
     Statements..................................................   32

     2. Financial Statement Schedule:

     II - Valuation and Qualifying Accounts.....................    40

     All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

                          Independent Auditors' Report
                          ----------------------------

     The Board of Directors and Shareholders
     Guest Supply, Inc.:


             We have audited the consolidated financial statements of Guest Supply, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    KPMG Peat Marwick LLP


     Short Hills, New Jersey
     November 21, 1995

CONSOLIDATED BALANCE SHEETS
Guest Supply, Inc. and Subsidiaries

September 30,                                                      1995             1994
                                                           ------------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                                $  1,825,000      $ 1,782,000
  Accounts receivable, net of allowance for doubtful
   accounts of $692,000 - 1995 and $852,000 - 1994           28,663,000       19,250,000
  Inventories                                                28,269,000       22,132,000
  Deferred income taxes                                       1,434,000        1,736,000
  Prepaid expenses and other current assets                     916,000          733,000
                                                           ------------      -----------
Total current assets                                         61,107,000       45,633,000
Equipment and leasehold improvements, net of accumulated
 depreciated and amortization                                28,507,000       20,986,000
Other assets                                                     97,000           84,000
Excess of cost over net assets acquired, net of
 accumulated amortization of $3,521,000 - 1995
 and $3,153,000 - 1994                                        5,896,000        6,264,000
                                                           ------------      -----------
                                                           $ 95,607,000      $72,967,000
                                                           ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                     $ 31,226,000      $21,036,000
 Current maturities of long-term debt                         2,406,000        1,908,000
                                                           ------------      -----------
Total current liabilities                                    33,632,000       22,944,000
                                                           ------------      -----------
Long-term debt                                               20,990,000       14,642,000
Convertible subordinated note                                                    400,000
Deferred income taxes                                         1,876,000        1,736,000
                                                           ------------      -----------
Total long-term liabilities                                  22,866,000       16,778,000
                                                           ------------      -----------
Commitments and contingencies
Shareholders' equity:
 Preferred stock - without par value; authorized 1,000,000
  shares, outstanding none
 Common stock - without par value, stated value $0.10;
  authorized 10,000,000 shares, issued and outstanding
  6,146,335 shares - 1995 and 4,029,767 shares - 1994           542,000          330,000
 Additional paid-in capital                                  34,922,000       34,301,000
 Retained earnings (accumulated deficit)                      3,778,000       (1,312,000)
 Cumulative foreign currency translation adjustments           (133,000)         (74,000)
                                                           ------------      -----------
Total shareholders' equity                                   39,109,000       33,245,000
                                                           ------------      -----------
                                                           $ 95,607,000      $72,967,000
                                                           ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Guest Supply, Inc. and Subsidiaries

Year Ended September 30,                                           1995               1994               1993
                                                           ------------       ------------        -----------
Sales                                                      $159,450,000       $116,325,000        $97,851,000
Cost of sales                                               122,085,000         85,574,000         71,047,000
                                                           ------------       ------------        -----------
Gross profit                                                 37,365,000         30,751,000         26,804,000
Selling, general and administrative expenses                 28,409,000         24,858,000         22,865,000
                                                           ------------       ------------        -----------
Operating income                                              8,956,000          5,893,000          3,939,000
Interest and other income                                        10,000             62,000             24,000
Interest expense                                             (1,109,000)        (1,063,000)        (1,127,000)
                                                           ------------       ------------        -----------
Income before income taxes and extraordinary item             7,857,000          4,892,000          2,836,000
Income tax expense                                            2,767,000            775,000          1,424,000
                                                           ------------       ------------        -----------
Income before extraordinary item                              5,090,000          4,117,000          1,412,000
Extraordinary item -
  tax benefit resulting from the utilization of
  net operating loss carryforwards                                                                    831,000
                                                           ------------       ------------        -----------
Net income                                                 $  5,090,000       $  4,117,000        $ 2,243,000
                                                           ============       ============        ===========

Earnings per common share:
Primary:
  Income before extraordinary item                                $0.70              $0.58              $0.22
  Extraordinary item                                                                                    $0.13
                                                                  -----              -----              -----
Net income                                                        $0.70              $0.58              $0.35
                                                                  =====              =====              =====

Fully diluted:
  Income before extraordinary item                                $0.68              $0.58              $0.21
  Extraordinary item                                                                                    $0.12
                                                                  -----              -----              -----
Net income                                                        $0.68              $0.58              $0.33
                                                                  =====              =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guest Supply, Inc. and Subsidiaries

Year Ended September 30,                                                1995              1994            1993
                                                                  ----------        ----------      ----------
Cash flows from operating activities:
Net income                                                         5,090,000         4,117,000       2,243,000
                                                                  ----------        ----------      ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                 2,800,000         2,417,000       2,416,000
     Provision for losses on accounts receivable                     223,000           419,000         720,000
     (Gain) loss on sale of fixed assets                                               (53,000)          4,000
     Deferred income tax expense                                     442,000
     Changes in assets and liabilities:
       Increase in accounts receivable                            (9,636,000)       (4,555,000)     (2,064,000)
       (Increase) decrease in inventories                         (6,137,000)       (3,860,000)        339,000
       Increase in prepaid expenses
         and other current assets                                   (183,000)         (249,000)        (18,000)
       (Increase) decrease in other assets                           (13,000)            9,000          30,000
       Increase in accounts payable
         and accrued expenses                                     10,315,000         8,416,000         985,000
       Foreign currency translation adjustments                      (59,000)          100,000        (136,000)
                                                                  ----------        ----------      ----------
                                                                  (2,248,000)        2,644,000       2,276,000
                                                                  ----------        ----------      ----------
         Net cash provided by operating activities                 2,842,000         6,761,000       4,519,000
                                                                  ----------        ----------      ----------
Cash flows from investing activities:
     Proceeds from sale of fixed assets                                                 75,000           2,000
     Capital expenditures                                         (9,953,000)       (9,322,000)     (2,701,000)
                                                                  ----------        ----------      ----------
         Net cash used in investing activities                    (9,953,000)       (9,247,000)     (2,699,000)
                                                                  ----------        ----------      ----------
Cash flows from financing activities:
     Net borrowings (payments) on
       revolving credit agreements                                 8,755,000        (5,877,000)     (1,331,000)
     Proceeds from issuance of long-term debt                                       10,000,000
     Repayment of long-term debt                                  (1,909,000)       (1,329,000)       (346,000)
     Proceeds from issuance of common stock                          308,000           367,000         234,000
                                                                  ----------        ----------      ----------
         Net cash provided by (used in )
           financing activities                                    7,154,000         3,161,000      (1,443,000)
                                                                  ----------        ----------      ----------
Net increase in cash and cash equivalents                             43,000           675,000         377,000
Cash and cash equivalents at beginning of year                     1,782,000         1,107,000         730,000
                                                                  ----------        ----------      ----------
Cash and cash equivalents at end of year                           1,825,000         1,782,000       1,107,000
                                                                  ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements

Guest Supply, Inc. and Subsidiaries

Year Ended September 30,                                                1995              1994            1993
                                                                  ----------        ----------      ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest, net of capitalized interest                           $1,082,000        $1,130,000      $1,125,000
 Income taxes, net of refunds                                     $1,909,000          $234,000         $75,000

Supplemental schedule of non-cash financing and investing activities:

   The Company received an income tax benefit on the exercise of certain of its stock options in the amount of $125,000 in 1995 which benefit was credited to additional paid-in capital.

   In June, 1995, the $400,000 convertible subordinate note was converted into 25,806 shares of the Company's common stock.

   Excess of cost over net assets acquired and income taxes payable were reduced by $184,000 and $411,000 in 1994 and 1993, respectively, resulting from the utilization of acquired net operating loss carryforwards of a subsidiary.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Guest Supply, Inc. and Subsidiaries

                                                                                                           Cumulative
                                                                                              Retained        Foreign
                                                   Common Stock         Additional            Earnings       Currency
                                                 Number                    Paid-In        (Accumulated    Translation
                                              of Shares      Amount        Capital             Deficit)   Adjustments
                                           ------------    --------    -----------   ------------------   -----------
Balance, September 30, 1992                   3,908,434    $318,000    $33,712,000         ($7,672,000)     ($38,000)
Net income                                                                                   2,243,000
Sales through employee stock
  option and purchase plans                      11,040       1,000         52,000
Common stock warrants exercised                  42,000       4,000        177,000
Equity adjustments from
  foreign currency translation                                                                              (136,000)
                                              ---------    --------    -----------          ----------    ----------
Balance, September 30, 1993                   3,961,474     323,000     33,941,000          (5,429,000)     (174,000)
Net income                                                                                   4,117,000
Sales through employee stock
  option and purchase plans                      26,293       3,000        165,000
Common stock warrants exercised                  42,000       4,000        195,000
Equity adjustments from
  foreign currency translation                                                                               100,000
                                              ---------    --------    -----------          ----------    ----------
Balance, September 30, 1994                   4,029,767     330,000     34,301,000          (1,312,000)      (74,000)
Net income                                                                                   5,090,000
Sales through employee stock
  option and purchase plans                      27,023       3,000        189,000
Common stock warrants exercised                  15,000       1,000        115,000
Conversion of convertible debt                   25,806       3,000        397,000
Three-for-two stock split                     2,048,739     205,000       (205,000)
Tax benefits associated with
  exercise of stock options                                                125,000
Equity adjustments from
  foreign currency translation                                                                               (59,000)
                                              ---------    --------    -----------          ----------    ----------
Balance, September 30, 1995                   6,146,335    $542,000    $34,922,000          $3,778,000     ($133,000)
                                              =========    ========    ===========          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guest Supply, Inc. and Subsidiaries

BUSINESS DESCRIPTION      The Company operates principally as a manufacturer,
packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages products for major consumer products and retail companies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Principles of consolidation - The consolidated financial statements include the accounts of Guest Supply, Inc. and all of its subsidiaries ("the Company"), each of which is wholly owned. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation - Foreign currency transactions and financial statements are translated into U.S. dollars at current exchange rates except revenues, costs and expenses which are translated at average exchange rates during each reporting period. Exchange gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations currently, whereas, adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by using the weighted-average and first-in, first-out methods.

Equipment and leasehold improvements - Equipment and leasehold improvements are carried at cost. Depreciation and amortization is computed using the straight-line method over the life of the related asset or, for improvements, over the life of the related lease, if shorter. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Excess of cost over net assets acquired - Excess of cost over net assets acquired is being amortized using the straight-line method over 25 years. The Company continually evaluates the amortization period of its intangible assets. Estimates of useful lives are revised when circumstances or events indicate that the original estimate is no longer appropriate.

Revenue - Revenues are recognized at the time goods are shipped and title has passed. Credit is generally extended to customers within these industries on an uncollateralized basis.

Concentration of Credit Risk - Concentration of credit risk consists principally of accounts receivable. At September 30, 1995, two customers' accounts receivable balances aggregate approximately 36% of the Company's total accounts receivable. For the year ended September 30, 1995, sales to two customers totaled 11.3% and 10.8% of the Company's total sales. No single customer accounted for 10% or greater of the Company's total sales for the years ended September 30, 1994 and 1993.

Income taxes - In February 1992, the Financial Accounting Standards Board issued Statement No. 109 "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective October 1, 1993 the Company adopted Statement No. 109. This change in the method of accounting for income taxes had no effect on the Company's 1994 consolidated statement of operations. Under the deferred method of accounting for income taxes, which was applied in 1993 and prior years, deferred taxes were provided to recognize the effect of timing differences between financial statement and income tax reporting

                                                                              33
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Guest Supply, Inc. and Subsidiaries


purposes using the tax rate in the year of the tax calculation.

Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.

Reclassifications - Certain amounts in the 1994 and 1993 Consolidated Financial Statements have been reclassified to conform to the 1995 presentation.

Guest Supply, Inc. and Subsidiaries

Inventories
                                                                                           1995                       1994
                                                                                    -----------                -----------
Finished goods                                                                      $19,508,000                $15,976,000
Work in progress                                                                      8,761,000                  6,156,000
                                                                                    -----------                -----------
                                                                                    $28,269,000                $22,132,000
                                                                                    ===========                ===========

     Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.

Equipment and Leasehold Improvements
                                                                      1995                 1994               Useful Lives
                                                               -----------          -----------              -------------
Computers                                                      $ 1,832,000          $ 1,606,000              5 to 10 years
Furniture and fixtures                                           1,590,000            1,429,000               3 to 8 years
Machinery and equipment                                         28,599,000           18,934,000              3 to 15 years
Molds                                                            4,092,000            3,529,000               5 to 7 years
Automobiles                                                        133,000              133,000               2 to 5 years
Leasehold improvements                                           2,630,000            2,127,000              Life of lease
Construction in progress                                         5,318,000            6,483,000
                                                               -----------          -----------
                                                                44,194,000          $34,241,000
Less accumulated depreciation
and amortization                                                15,687,000           13,255,000
                                                               -----------          -----------
                                                               $28,507,000          $20,986,000
                                                               ===========          ===========

     Depreciation and amortization of equipment and leasehold improvements charged to income was $2,432,000, $2,031,000 and $1,996,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

Income Taxes

Income tax expense is comprised of the following:

                                                                      1995                 1994                       1993
                                                                ----------             --------                 ----------
Federal - Current                                               $1,981,000             $533,000                   $100,000
           - Deferred                                              356,000
                                                                ----------             --------                 ----------
Total Federal income taxes                                       2,337,000             $533,000                   $100,000
                                                                ----------             --------                 ----------
State - Current                                                    344,000              242,000                     82,000
        - Deferred                                                  86,000
Charge in lieu of income taxes                                                                                   1,242,000
                                                                ----------             --------                 ----------
Total State income taxes                                           430,000              242,000                  1,324,000
                                                                ----------             --------                 ----------
Total income tax provision                                      $2,767,000             $775,000                 $1,424,000
                                                                ==========             ========                 ==========

     The following is a reconciliation of Federal income tax expense computed using the statutory rate of 34% to the Company's effective income tax rate:

                                                                                           1995                       1994
                                                                                     ----------                 ----------
Computed "expected" income tax expense                                               $2,671,000                 $1,663,000
Increase (reduction) in tax expense resulting from:
  State income taxes, net of Federal income tax benefit                                 284,000                    160,000
  Amortization of goodwill                                                              125,000                    131,000
  Utilization of net operating loss carryforwards                                      (293,000)                (1,466,000)
  Alternative minimum tax                                                                                          130,000
  Other, net                                                                            (20,000)                   157,000
                                                                                     ----------                 ----------
                                                                                     $2,767,000                 $  775,000
                                                                                     ==========                 ==========

Guest Supply, Inc. and Subsidiaries

     The difference between the Federal statutory rate of 34% and the Company's effective income tax rates in 1993 is due principally to the amortization of goodwill which is not deductible for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1995 and 1994 are as follows:

                                                                                           1995                       1994
                                                                                     ----------                 ----------
Deferred tax assets:
  Allowance for doubtful accounts                                                    $  259,000                 $  476,000
  Inventory obsolescence reserve and uniform capitalization                             868,000                    909,000
  Net operating loss carryforwards                                                      150,000                     98,000
  Tax credit carryforwards                                                                                         195,000
  Alternative minimum tax credit carryforwards                                          792,000                    263,000
  Other                                                                                 157,000                     85,000
                                                                                     ----------                 ----------
                                                                                      2,226,000                  2,026,000
Less: Valuation allowance                                                                                          (27,000)
                                                                                     ----------                 ----------
Net deferred tax asset                                                                2,226,000                  1,999,000
Deferred tax liability - excess of tax over financial statement depreciation         (2,668,000)                (1,999,000)
                                                                                     ----------                 ----------
Net deferred taxes                                                                    ($442,000)                $        0
                                                                                     ==========                 ==========

     In 1995, 1994 and 1993, net operating loss carryforwards were utilized to eliminate Federal and state income taxes which would otherwise have been payable. The benefit of this reduction has been shown as an extraordinary credit in the accompanying 1993 consolidated statement of operations. In 1994 and 1993, the Company also utilized the purchased net operating loss carryforwards of a subsidiary. The benefit resulting from the utilization of these carryforward losses resulted in a reduction of excess of cost over net assets acquired of $184,000 and $411,000 in 1994 and 1993, respectively.

     At September 30, 1995, the Company has net operating loss carryforwards for state income tax purposes of approximately $2,500,000 which are available to reduce future state income taxes, if any, through the year 1999. In addition, the Company has alternative minimum tax credit carryforwards of approximately $792,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

Guest Supply, Inc. and Subsidiaries

CONVERTIBLE DEBT In November 1985, the Company issued a $400,000 non-interest bearing ten-year convertible subordinated note in connection with the acquisition of Technair Packaging, Inc. The note, which was discounted for imputed interest at 10% over a two-year period, was convertible into shares of the Company's common stock at a conversion price equal to $15.50 per share ($10.33 per share, adjusted for the three-for-two stock split). In June 1995, this note was converted into 25,806 shares (38,709 shares, adjusted for the three-for-two stock split) of the Companys' common stock.

LONG-TERM DEBT
                                                                                           1995                       1994
                                                                                    -----------                -----------
Revolving credit facility                                                           $15,430,000                 $6,675,000
Term loans                                                                            7,687,000                  9,417,000
Capital lease obligations                                                               279,000                    458,000
                                                                                    -----------                -----------
                                                                                     23,396,000                 16,550,000
Less: Current maturities                                                              2,406,000                  1,908,000
                                                                                    -----------                -----------
                                                                                    $20,990,000                $14,642,000
                                                                                    ===========                ===========

     In January 1994, the Company entered into a credit agreement with a bank for a five-year $5,000,000 term loan (the "first term loan") and a three-year $13,000,000 revolving credit facility. The first term loan is payable in equal monthly installments of $83,333, which commenced in March 1994, and bears interest at a rate equal to 6.45% per annum. The revolving credit facility bears interest at a rate equal to LIBOR plus 1.5%, the bank's prime rate or a fixed rate, as selected by the Company. At September 30, 1995, $5,430,000 of the revolving credit facility carried an interest rate of 8.25% and the remaining amount was at interest rates ranging from 7.06% to 7.625%. Availability under this facility is based upon agreed levels of eligible accounts receivable. The unused amount available to the Company at September 30, 1995 was $1,970,000. In July and September, 1994, the Company amended and restated its credit agreement with its bank dated January, 1994. Under the amended agreements, the Company entered into a $5,000,000 term loan (the "second term loan") and modified certain financial covenants. This term loan is payable in 48 equal monthly installments of $104,167, commencing March 1, 1995 and bears interest at a rate equal to 8.25% per annum. In July 1995, the Company amended its agreement increasing the amount of the revolving credit facility to $18,000,000.

     On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500,000 term loan and a two-year $22,000,000 revolving credit facility. The term loan is payable in equal monthly installments of $125,000 which will commence in December, 1995, and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0%, the bank's prime rate or a fixed rate, as selected by the Company. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. Under this agreement, the first and second term loans remain outstanding.

     All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.

     Long-term debt at September 30, 1995 matures as follows:
1996                                                          $2,406,000
1997                                                          17,803,000
1998                                                           2,250,000
1999                                                             937,000

Guest Supply, Inc. and Subsidiaries

     LEASES The Company leases its office, warehouse facilities and vehicles under long-term lease agreements. These leases are classified as operating leases and expire in various years through 2006. In addition, certain equipment is leased under capital lease agreements. The leases generally provide that the Company pay the insurance and maintenance expenses related to the leased assets.

    An analysis of assets under capital lease is as follows:

                                                                            1995                 1994
                                                                        --------             --------
Computers                                                               $235,000             $235,000
Equipment                                                                607,000              607,000
                                                                        --------             --------
                                                                         842,000              842,000
Less: Accumulated amortization                                           302,000              208,000
                                                                        --------             --------
                                                                        $540,000             $634,000
                                                                        ========             ========

Future minimum lease payments under non-cancellable operating leases and future capital lease payments as of September 30, 1995 are:

                                                                         Capital            Operating
September 30,                                                             Leases               Leases
                                                                        --------          -----------
1996                                                                    $176,000           $2,933,000
1997                                                                     129,000            2,443,000
1998                                                                                        1,931,000
1999                                                                                        1,414,000
2000                                                                                        1,165,000
Thereafter                                                                                  6,783,000
                                                                        --------          -----------
Total minimum lease payments                                             305,000          $16,669,000
                                                                                          ===========
Less amount representing interest                                         26,000
                                                                        --------
Present value of minimum capital lease payments                         $279,000
                                                                        ========

     Rent expense under operating leases was $3,421,000, $2,826,000 and $2,433,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

LITIGATION From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effects on the Company's financial position.

EARNINGS PER COMMON SHARE Primary and fully diluted earnings per common share are based on the weighted average number of common and common share equivalents outstanding during each year. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method. Where the effect of the assumed exercise on net income would be anti-dilutive, primary and fully diluted earnings per common share are stated the same. On September 18, 1995, the Board of Directors of the Company declared a three-for-two stock split to be paid in the form of a 50% stock dividend. The additional 2,048,739 shares of common stock were issued on October 24, 1995 to the shareholders of record on October 3, 1995. Distribution of fractional shares was paid in cash based on the closing price of the stock on the record date. The par value of the new shares issued totaled $205,000 which was transferred from additional paid-in capital to common stock. Weighted average shares for computing primary earnings per share were 7,293,000, 7,041,000 and 6,470,000 for the years ended September 30, 1995,
1994 and 1993, respectively. Weighted average shares for computing fully diluted earnings per share were 7,433,000, 7,160,000 and 6,689,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Share amounts in the notes to the financial statements, weighted average shares outstanding and earnings per share have been retroactively adjusted to reflect the stock split.

Guest Supply, Inc. and Subsidiaries

EMPLOYEE STOCK OPTION AND PURCHASE PLANS The Company has a 1983 Stock Option Plan and 1983 Employee Stock Purchase Plan. Under the 1983 Stock Option Plan, as amended in May 1987, options to purchase up to 750,000 shares of common stock were granted to key employees including directors and officers at exercise prices not less than market value at the date of the grant. Options granted are for ten years and are generally exercisable in cumulative increments over four years commencing one year from the date of the grant. This plan expired on May 31, 1993.

     In May 1993, the shareholders of the Company adopted the 1993 Stock Option Plan and 1993 Employee Stock Purchase Plan. Under the 1993 Stock Option Plan, options to purchase up to 525,000 shares of common stock may be granted to key employees including directors and officers at exercise prices not less than market value at the date of the grant. Options granted are for ten years and vest within a period fixed by the Stock Option Committee of the Board of Directors.

  Transactions relating to these Stock Option Plans, adjusted for the three-for-two stock split, are summarized as follows:

                                                                    1993 Plan                               1983 Plan
                                                          ------------------------------        ------------------------------
                                                          Number of                             Number of
                                                            Options          Price Range          Options          Price Range
                                                          ---------       --------------        ---------        -------------
Outstanding, September 30, 1992                                                                   480,300        $2.67 - $6.17
Granted                                                     204,750       $4.67 - $5.75            75,000        $4.67
Exercised                                                                                          (5,250)       $2.67 - $3.00
                                                          ---------       --------------        ---------        -------------
Outstanding, September 30, 1993                             204,750       $4.67 - $5.75           550,050        $2.67 - $6.17
Granted                                                     241,500       $9.83
Exercised                                                                                         (28,875)       $2.67 - $6.17
                                                          ---------       --------------        ---------        -------------
Outstanding, September 30, 1994                             446,250       $4.67 - $9.83           521,175        $2.67 - $5.92
Exercised                                                    (3,000)      $4.67                   (29,625)       $2.67 - $5.92
                                                          ---------       --------------        ---------        -------------
Outstanding, September 30, 1995                             443,250       $4.67 - $9.83           491,550        $2.67 - $4.67
                                                          =========       ==============        =========        =============
Exercisable , September 30, 1995                            127,200       $4.67 - $9.83           446,550        $2.67 - $4.67
                                                          =========       ==============        =========        =============

     Under the 1983 Employee Stock Purchase Plan, 150,000 shares of common stock have been reserved for eligible employees who may purchase a limited amount of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During the years ended September 30, 1994 and 1993; 6,239 and 11,310 shares were issued under the Employee Stock Purchase Plan. This plan expired on December 31, 1993.

     Under the 1993 Employee Stock Purchase Plan, 112,500 shares of common stock have been reserved for eligible employees who may purchase a limited amount of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During the years ended September 30, 1995 and 1994, there were 7,910 and 4,326 shares purchased under this plan, respectively.

Guest Supply, Inc. and Subsidiaries

     COMMON STOCK WARRANTS The Board of Directors may grant common stock warrants to directors and officers of the Company at exercise prices not less than market value at the date of grant. All outstanding warrants expire during the fiscal years 1998 through 2000.

     Transactions relating to common stock warrants, adjusted for the three-for-two stock split, are summarized as follows:

                                                                            Number of
                                                                             Warrants        Price Range
                                                                            ---------      -------------
Outstanding, September 30, 1992                                             1,064,250      $2.67 - $5.17
Exercised                                                                     (63,000)     $2.67 - $3.17
Expired                                                                      (172,500)     $2.83 - $3.09
                                                                            ---------      -------------
Outstanding, September 30, 1993                                               828,750      $2.67 - $5.17
Exercised                                                                     (63,000)     $3.17
                                                                            ---------      -------------
Outstanding , September 30, 1994                                              765,750      $2.67 - $5.17
Exercised                                                                     (22,500)     $5.17
                                                                            ---------      -------------
Outstanding, September 30, 1995                                               743,250      $2.67 - $5.17
                                                                            =========      =============
Exercisable , September 30, 1995                                              743,250      $2.67 - $5.17
                                                                            =========      =============

     EMPLOYEE BENEFIT PLANS The Company has a 401(k) Savings Plan under which the Company annually matches a portion of the amount of contributions made by the employee. All domestic employees with one year of continuous service are eligible for the plan. Prior to January 1994, Breckenridge employees were ineligible for participation in the plan. Company matching contributions are 100% vested, as are any contributions made by the employee. The Company may also make, in its sole discretion, annual discretionary contributions which vest over a six-year period. The Company has not made any discretionary contributions. Prior to January 1994, employees of Breckenridge with a minimum of one year of service were eligible to participate in a separate 401(k) Savings Plan. Breckenridge annually matched a portion of the amount of contributions made by the employee. An employee's interest in any matching contributions vests gradually over a six-year period.

     Employer contributions relating to these plans were $130,000, $153,000 and $156,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     SHAREHOLDERS' PREFERRED PURCHASE RIGHTS On July 14, 1988, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company. The dividend was payable on July 26, 1988 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a Preferred Share at a price of $20.00, subject to adjustment.

     The rights agreement provides that, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Stock, or (ii) 10 days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding Common Stock, the rights will be transferred with and only with the Common Stock.

     The rights are not exercisable until the earlier of such date described above and will expire on July 15, 1998, unless the final expiration date is extended or the rights are earlier redeemed by the Company at $.01 per right.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



            Column A                 Column B           Column C          Column D    Column E
---------------------------------  ------------  ----------------------  ----------  ----------
                                                       Additions
                                                       ---------
                                    Balance at   Charged to  Charged to              Balance at
                                   Beginning of  Costs and     Other                   End of
    Description                       Period      Expenses    Accounts   Deductions    Period
---------------------------------  ------------  ----------  ----------  ----------  ----------
Reserve and allowances deducted
 from asset accounts:
Allowance for uncollectible
 accounts
Year Ended September 30, 1995        $  852,000    $223,000          $0    $383,000  $  692,000
                                     ==========    ========          ==    ========  ==========
Year Ended September 30, 1994        $1,051,000    $419,000          $0    $618,000  $  852,000
                                     ==========    ========          ==    ========  ==========
Year Ended September 30, 1993        $  825,000    $720,000          $0    $494,000  $1,051,000
                                     ==========    ========          ==    ========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 1996 Annual Meeting of Shareholders to be held on March 6, 1996 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          For information concerning this item, see the table and text under the captions "Executive Compensation," "Compensation of Directors," "Personnel and Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          For information concerning this item, see the table and text under the caption "Information Concerning Certain Shareholders" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For information concerning this item, see the text under the caption "Personnel and Compensation Committee Interlocks and Insider Participation" of the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1.  Financial Statements:

          Included in Part II of this report:

                                                                      Page
                                                                     Number
                                                                     ------
Independent Auditors' Report.........................................  26

Consolidated Balance Sheets -- September 30
1995 and 1994........................................................  27

Consolidated Statements of Operations --
Years Ended September 30, 1995, 1994
and 1993.............................................................  28

Consolidated Statements of Cash Flows
-- Years Ended September 30, 1995, 1994
and 1993.............................................................  29

Consolidated Statements of Shareholders'
Equity -- Years Ended September 30,
1995, 1994 and 1993..................................................  31

Notes to Consolidated Financial
Statements...........................................................  32

          2.  Financial Statement Schedule:

          Included in Part II of this report:

II  -     Valuation and Qualifying Accounts..........................  40

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

      3.  Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b) Current Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                               POWER OF ATTORNEY

          The registrant and each person whose signature appears below hereby appoint Clifford W. Stanley and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 27, 1995

                                          GUEST SUPPLY, INC.



                                          By /s/ Clifford W. Stanley
                                             ---------------------------
                                             Clifford W. Stanley
                                             President


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  December 27, 1995                 By /s/ Clifford W. Stanley
                                             ----------------------------
                                             Clifford W. Stanley
                                             President, Principal
                                             Executive Officer and
                                             Director

Dated:  December 27, 1995                 By /s/ Thomas M. Haythe
                                             ----------------------------
                                             Thomas M. Haythe
                                             Director

Dated:  December 27, 1995                 By /s/ Peter L. Richard
                                             ----------------------------
                                             Peter L. Richard
                                             Director


Dated:  December 27, 1995                 By /s/ Teri E. Unsworth
                                             ----------------------------
                                             Teri E. Unsworth
                                             Vice President -
                                             Market Development and
                                             Director


Dated:  December 27, 1995                 By /s/ Edward J. Walsh
                                             ----------------------------
                                             Edward J. Walsh
                                             Director


Dated:  December 27, 1995                 By /s/ George S. Zabrycki
                                             ----------------------------
                                             George S. Zabrycki
                                             Director


Dated:  December 27, 1995                 By /s/ Paul T. Xenis
                                             ----------------------------
                                             Paul T. Xenis
                                             Vice President -
                                             Finance and a
                                             Principal Financial
                                             and Accounting Officer

                               Index to Exhibits
                               -----------------

                                                                       Page
                                                                       ----


3(a)         Amended and Restated Certificate of                        --
             Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1 No. 33-7246).

3(b)         Certificate of Amendment of the                            --
             Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
             3(b) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993).

3(c)         Certificate of Amendment of the Amended                    --
             and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993).

3(d)         Certificate of Correction to the Certificate               --
             of Amendment of the Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3(d) to the Company's Annual
             Report on Form 10-K for the year ended September 30,
             1993).

3(e)         Certificate of Merger of Miraflores Designs,               --
             Inc. into the Company (incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form
             10-K for the year ended September 30, 1993).

3(f)         Amended and Restated By-Laws of the Company                --
             (incorporated by references to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

4(a)         Article THIRD of Certificate of Incorporation              --
             of the Company (incorporated by reference to Exhibit
             3(a) to

             Registration Statement on Form S-1 No. 33-7246).

4(b)         Form of Series W Warrant Certificate to                    --
             purchase Common Stock of the Company (incorporated by reference to Exhibit 4(b) to the Company's Annual
             Report on Form 10-K for the year ended September 30,
             1994).

4(c)         Form of Series A Warrant Certificate to                    --
             purchase Common Stock of the Company (incorporated by reference to Exhibit 4(c) to the Company's Annual
             Report on Form 10-K for the year ended September 30,
             1994).

4(d)         Form of Series B Warrant Certificate to                    --
             purchase Common Stock of the Company (incorporated by reference to Exhibit 4(d) to the Company's Annual
             Report on Form 10-K for the year ended September 30,
             1994).

4(e)         Rights Agreement dated as of July 15, 1988                 --
             between the Company and First Fidelity Bank
             (incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993).

10(a)        1983 Stock Option Plan of the Company,                     --
             as amended (incorporated by reference to Exhibit
             10(a) to Company's Annual Report on Form 10-K for the year ended September 30, 1993).

10(b)        1993 Employee Stock Purchase Plan                          -
             (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 No. 33-63352).

10(c)        1993 Stock Option Plan of the Company                      -
             (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 33-63352).

10(d)        Lease dated February 28, 1985 between                      -
             the Company and The Benenson Capital Company
             (incorporated by reference to

             Exhibit 10(l) to Registration Statement on Form S-1
             No. 2-98274).

10(e)        Lease dated October 28, 1985 between the                   --
             Company and Shore Point Distributors (incorporated by reference to Exhibit 10(y) to Registration
             Statement on Form S-1 No. 33-7246).

10(f)        Employment Agreement dated as of January                   --
             11, 1988 between the Company and Clifford W. Stanley
             (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(g)        Employment Agreement dated as of January 11, 1988          --
             between the Company and James H. Riesenberg
             (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(h)        Employment Agreement dated as of January 11, 1988          --
             between the Company and Teri E. Unsworth
             (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(i)        Guest Supply, Inc. 401(k) Plan & Trust                     --
             (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990).

10(j)        Breckenridge-Remy Company Employee's                       --
             Amended and Restated Profit-Sharing Plan and Trust
             (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

10(k)        Revolving Credit and Term Loan Agreement dated             52
             October 31, 1995 among Guest Supply, Inc., Guest
             Packaging, Inc. and Breckenridge-Remy Co., as the
             Borrower, and PNC Bank, National Association and
             First Fidelity Bank, N.A., as Lenders, and PNC Bank,
             National Association, as Agent.

10(l)        Term Note dated October 31, 1995 in the principal          228
             amount of $3,749,996 executed by Guest Supply, Inc., Guest Packaging, Inc. and Breckenridge-Remy Co.
             payable to PNC Bank, National Association.

10(m)        Term Note dated October 31, 1995 in the principal          231
             amount of $6,750,000 executed by Guest Supply, Inc., Guest Packaging, Inc. and Breckenridge-Remy Co.
             payable to First Fidelity Bank, N.A.

10(n)        Revolving Credit Note dated October 31, 1995 in            243
             the principal amount of $13,750,000 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to PNC Bank, National
             Association.

10(o)        Revolving Credit Note dated October 31, 1995 in            237
             the principal amount of $8,250,000 executed by Guest
             Supply, Inc., Guest Packaging, Inc. and Breckenridge-
             Remy Co. payable to First Fidelity Bank, N.A.

10(p)        Existing Loan Note dated October 31, 1995 in the           240
             principal amount of $3,333,340 executed by Guest
             Supply, Inc., Guest Packaging, Inc. and Breckenridge-
             Remy Co. payable to PNC Bank, National Association.

10(q)        Existing New Term Loan Note dated October 31, 1995         243
             in the principal amount of $4,166,664 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to PNC Bank, National
             Association.

10(r)        Security Agreement dated October 31, 1995 made by          246
             Guest Supply, Inc. in favor of PNC Bank, National
             Association, as Agent for the benefit of the Lenders.

10(s)        Security Agreement dated October 31, 1995 made by          275
             Guest Packaging, Inc. in favor of PNC Bank, National
             Association, as Agent for the benefit of the Lenders.

10(t)        Security Agreement dated October 31, 1995                  302
             made by Breckenridge-Remy Co. in favor of PNC Bank, National Association, as Agent for the benefit of the Lenders.

10(u)        Employment Agreement dated as of July 29, 1988             --
             between the Company and Paul T. Xenis (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1994).

10(v)        Amendment No. 1 dated as of May 18, 1994 to the            --
             Employment Agreement dated as of July 29, 1988 between Company and Paul T. Xenis (incorporated by reference to Exhibit 10(b) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1994).

10(w)        Lease dated March 16, 1995 between the Company             --
             and The Morris Company (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1995).

21           Subsidiaries of the Registrant.                            334

23           Consent of KPMG Peat Marwick LLP.                          335

24           Power of Attorney (see "Power of Attorney"                  45
             in Form 10-K).

27           Financial Data Schedule.                                   336

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.