Form 10-Q
period 1995-12-31
GUEST SUPPLY INC
filed 1996-02-14
CIK 722642

1 of 11 pages
                                           Index to Exhibits is on Page 10

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1995        Commission File #0-12567
_______________________________________________________________________
_______________________________________________________________________

                               GUEST SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

      State of New Jersey                           22-2320483
(State or other jurisdiction of              (Identification number)
 incorporation or organization)

         720 U.S. Highway One                             08902
      North Brunswick, New Jersey                      (Zip Code)
(Address of principal executive offices)

       Registrants telephone number and area code   908-246-3011
______________________________________________________________________
______________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes x       No

The number of shares of common stock, without par value, outstanding as of December 31, 1995 was 6,146,335 shares.
                                                                       Page 2
                                  Part 1
                    GUEST SUPPLY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                           December 31,  September 30,
                                              1995           1995*
                                           -----------   ----------
                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                  $225,000    $1,825,000
   Accounts receivable                      26,083,000    28,663,000
   Inventories                              31,234,000    28,269,000
   Deferred income taxes                     1,410,000     1,434,000
   Prepaid expenses and other
   current assets                            1,365,000       916,000
_-------------------------------------------------------------------
Total current assets                        60,317,000    61,107,000

   Equipment and leasehold improvements     28,963,000    28,507,000
   Other assets                                 95,000        97,000
   Excess of cost over net
   assets acquired                           5,804,000     5,896,000
--------------------------------------------------------------------
                                           $95,179,000   $95,607,000
====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses   $22,637,000    $31,226,000
   Current maturities of long-term debt      3,894,000      2,406,000
---------------------------------------------------------------------
Total current liabilities                   26,531,000     33,632,000
=====================================================================

   Long-term debt                           26,813,000     20,990,000
   Deferred income taxes                     1,784,000      1,876,000
---------------------------------------------------------------------
Total long-term liabilities                 28,597,000     22,866,000
=====================================================================

Commitments and contingencies
Shareholders' equity:
   Preferred stock - without par value; authorized
     1,000,000 shares, outstanding none
   Common stock - without par value; authorized
     10,000,000 shares, issued and outstanding
     6,146,335 shares at December 31, 1995 and
     6,146,335 at September 30, 1995           542,000        542,000
   Additional paid-in capital               34,922,000     34,922,000
   Retained earnings                         4,721,000      3,778,000
   Cumulative foreign currency
   translation adjustments                    (134,000)      (133,000)
---------------------------------------------------------------------
Total shareholders' equity                  40,051,000     39,109,000
---------------------------------------------------------------------
                                           $95,179,000    $95,607,000
=====================================================================
               * From audited financial statements.
  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                          Three Months Ended
                                              December 31,
                                          1995           1994
                                      -----------   -----------
Sales                                 $41,714,000    $32,763,000
Cost of sales                          32,219,000     24,923,000
----------------------------------------------------------------
Gross profit                            9,495,000      7,840,000

Selling, general &
administrative expenses                 7,525,000      6,423,000
----------------------------------------------------------------
Operating income                        1,970,000      1,417,000

Interest expense, net                     420,000        229,000
----------------------------------------------------------------
Income before income taxes              1,550,000      1,188,000

Income tax expense                        607,000        386,000
----------------------------------------------------------------
Net income                               $943,000       $802,000
================================================================
Earnings per common share                   $0.13          $0.11
================================================================
Weighted average shares outstanding     7,480,000      7,134,000
================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Three Months Ended
                                                   December 31,
                                               1995            1994
                                             --------        --------
Cash flows from operating activities:
Net income                                   $943,000        $802,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization            794,000         678,000
     Provision for losses on
     accounts receivable                       75,000          95,000
     Deferred income tax expense              (68,000)        248,000

Changes in assets and liabilities:
     Decrease in accounts receivable        2,505,000       1,260,000
     Increase in inventories               (2,965,000)     (1,155,000)
     Increase in prepaid expenses and
     other current assets                    (449,000)       (178,000)
     Decrease in other assets                   2,000           2,000
     Decrease in accounts payable and
     accrued expenses                      (8,589,000)        (29,000)
     Foreign currency translation
     adjustments                               (1,000)        (24,000)
----------------------------------------------------------------------
        Net cash provided by (used in)
        operating activities               (7,753,000)      1,699,000
----------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                  (1,158,000)    (3,395,000)
---------------------------------------------------------------------
        Net cash used in
        investing activities               (1,158,000)    (3,395,000)
---------------------------------------------------------------------
Cash flows from financing activities:
     Net (payments) borrowings on
     revolving credit agreement            (2,455,000)     2,390,000
     Repayment of long-term debt             (734,000)      (294,000)
     Proceeds from issuance of
     long-term debt                        10,500,000
     Proceeds from issuance of common stock                    1,000
---------------------------------------------------------------------
        Net cash provided by financing
        activities                          7,311,000      2,097,000
---------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                       (1,600,000)       401,000
Cash and cash equivalents at
beginning of period                         1,825,000      1,782,000
---------------------------------------------------------------------
Cash and cash equivalents at end
of period                                    $225,000     $2,183,000
=====================================================================
The accompanying notes are an integral part of these consolidated condensed financial statements.

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

On September 18, 1995, the Board of Directors of the Company declared a three-for-two stock split to be paid in the form of a 50% stock dividend. The additional 2,048,739 shares of common stock were issued on October 24, 1995 to the shareholders of record on October 3, 1995. Distribution of fractional shares was paid in cash based on the closing price on the record date. The par value of the new shares issued totaled $205,000 which was transferred from additional paid-in-capital to common stock.

Note 3:  Revolving Credit Facility

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500,000 term loan and a two-year $22,000,000 revolving credit facility. The term loan is payable in equal monthly installments of $125,000 which will commence in December, 1995 and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0% the bank's prime rate or a fixed rate, as selected by the Company. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500,000 which remained outstanding. These loans, which are payable in equal monthly installments, mature in February, 1999.

All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.

                   GUEST SUPPLY, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended December 31, 1995 vs. Three months ended December 31, 1994
-----------------------------------------------------------------------------

Sales for the three months ended December 31, 1995 increased by $8,951,000 or 27.3% to $41,714,000 from $32,763,000 for the three months ended December 31, 1994. Revenues generated from our hotel customers increased $6,327,000 or 22.7% to $34,196,000. This increase is due to selling additional products to existing customers, the addition of new customers and the introduction of new items to the Company's product line.

Sales to consumer product companies and retailers were $7,518,000 for the three months ended December 31, 1995 compared to $4,894,000 for the three months ended December 31, 1994. The increase of $2,624,000 or 53.6% was due to increased sales to existing customers.

Gross profit for the three months ended December 31, 1995 was $9,495,000 or 22.8% of sales compared to $7,840,000 or 23.9% of sales for the three months ended December 31, 1994.

The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility which were a result of delays in completing the Company's plant expansion project and subsequent material flow problems. Although the plant expansion is now essentially complete, the improvements that are being made in the material storage and planning systems will not be fully implemented until the latter part of the second quarter of fiscal 1996. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products. In 1995, the cost of pulp, cotton, tallow and plastic resins increased. This resulted in the Company experiencing cost increases in cartons, bottles, textiles, paper and soap base. While most of these cost increases were passed through to the Company's customers, these cost increases had a slight impact on the financial results of the Company.

Interest expense was $420,000 for the three months ended December 31, 1995 compared to $229,000 for the three months ended December 31, 1994. The increase in interest of $191,000 or 83.4% can be attributed to an increase in borrowings for the funding of the Company's capital expansion program.

Selling, general and administrative expenses were $7,525,000 or 18.0% of sales for the three months ended December 31, 1995 compared to $6,423,000 or 19.6% of sales for the three months ended December 31, 1994. The increase of $1,102,000 or 17.2% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

The effective income tax rate increased to 39.2% for the three months ended December 31, 1995 compared with 32.5% for the three months ended December 31, 1994. This increase is the result of a reduction in the utilization of net operating loss carryforwards available for the three months ended December 31, 1995.
                                                                      Page 7

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources at December 31, 1995
-----------------------------------------------------------------------

At December 31, 1995, the Company had $33,786,000 of working capital compared to $27,475,000 at September 30, 1995. This increase is primarily the result of an increase in long-term borrowings which was necessary to reduce trade payables to agreed upon payment terms.

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500,000 term loan and a two-year $22,000,000 revolving credit facility. The term loan is payable in equal monthly installments of $125,000 which commenced in December, 1995 and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0% the bank's prime rate or a fixed rate, as selected by the Company. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500,000 which remained outstanding. The loans, which are payable in equal monthly installments, mature in February, 1999.

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

During 1995, the cost of pulp, cotton, tallow and plastic resins increased. This resulted in the Company experiencing cost increases in cartons, bottles, textiles, paper and soap base. While most of these cost increases were passed through to the Company's customers, these cost increases had a slight impact on the financial results of the Company.

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
                        PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the three month period ended December 31, 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GUEST SUPPLY, INC.




Dated:  2/12/96               By:  s/Clifford W. Stanley
       ---------                   --------------------------------
                                   Clifford W. Stanley
                                   President & Chief Executive Officer




Dated:  2/12/96               By:  s/Paul T. Xenis
       ---------                   ----------------------------------
                                   Paul T. Xenis
                                   Vice President, Finance

                             INDEX TO EXHIBITS





  Exhibit No.                   Description                Page
--------------    --------------------------------------    --------
   27               Financial Data Schedule                    11