Form 10-Q
period 1996-03-31
GUEST SUPPLY INC
filed 1996-05-15
CIK 722642

1 of 56 pages
Index to Exhibits is on Page 12


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996                 Commission File #0-12567
==============================================================================
==============================================================================

                               GUEST SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

         State of New Jersey                             22-2320483
    (State or other jurisdiction of               (Identification number)
     incorporation or organization)

         720 U.S. Highway One                             08902
      North Brunswick, New Jersey                       (Zip code)
(Address of principal executive offices)

           Registrants telephone number and area code   908-246-3011
==============================================================================
==============================================================================
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

          Yes      x               No
               --------                --------

The number of shares of common stock, without par value, outstanding as of March 31, 1996 was 6,149,224 shares.

Page 2                             Part 1
                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             March 31,           September 30,
                                               1996                  1995*
                                            -----------         --------------
                                            (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                 $2,421,000            $1,825,000
   Accounts receivable                       22,892,000            28,663,000
   Inventories                               33,337,000            28,269,000
   Deferred income taxes                      1,428,000             1,434,000
   Prepaid expenses and other current assets  1,425,000               916,000
- -----------------------------------------------------------------------------
Total current assets                         61,503,000            61,107,000

   Equipment and leasehold improvements      29,371,000            28,507,000
   Other assets                                 132,000                97,000
   Excess of cost over net assets acquired    5,712,000             5,896,000
- -----------------------------------------------------------------------------
                                            $96,718,000           $95,607,000
=============================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses    $25,949,000           $31,226,000
   Current maturities of long-term debt       3,892,000             2,406,000
- -----------------------------------------------------------------------------
Total current liabilities                    29,841,000            33,632,000
=============================================================================

   Long-term debt                            25,218,000            20,990,000
   Deferred income taxes                      2,345,000             1,876,000
- -----------------------------------------------------------------------------
Total long-term liabilities                  27,563,000            22,866,000
=============================================================================

Commitments and contingencies
Shareholders' equity:
   Preferred stock - without par value;
    authorized 1,000,000 shares, outstanding none
   Common stock - without par value;
    authorized 20,000,000 shares, issued
    and outstanding 6,149,224 shares at
    March 31, 1996 and 6,146,335 at
    September 30, 1995                          542,000               542,000
   Additional paid-in capital                34,971,000            34,922,000
   Retained earnings                          3,898,000             3,778,000
   Cumulative foreign currency
    translation adjustments                     (97,000)             (133,000)
- ------------------------------------------------------------------------------
Total shareholders' equity                   39,314,000            39,109,000
- ------------------------------------------------------------------------------
                                            $96,718,000           $95,607,000
==============================================================================
                   * From audited financial statements.
                  The accompanying notes are an integral
         part of these consolidated condensed financial statements.

Page 3            GUEST SUPPLY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             Six Months Ended           Three Months Ended
                                 March 31,                    March 31,
                             1996        1995             1996         1995
                         -----------  -----------    -----------  -----------
Sales                    $78,995,000  $66,956,000    $37,281,000  $34,193,000
Cost of sales             62,866,000   51,153,000     30,647,000   26,230,000
- -----------------------------------------------------------------------------
Gross profit              16,129,000   15,803,000      6,634,000    7,963,000

Selling, general &
administrative expense    14,982,000   13,132,000      7,457,000    6,709,000
- -----------------------------------------------------------------------------
Operating income (loss)    1,147,000    2,671,000       (823,000)   1,254,000

Interest expense, net        873,000      438,000        454,000      209,000
- -----------------------------------------------------------------------------
Income (loss) before
income taxes                 274,000    2,233,000     (1,277,000)   1,045,000

Income tax expense (benefit) 154,000      725,000       (453,000)     339,000
- -----------------------------------------------------------------------------

Net income (loss)           $120,000   $1,508,000      ($824,000)    $706,000
- -----------------------------------------------------------------------------
Earnings (loss) per
 common share                  $0.02        $0.21         ($0.13)       $0.10
- -----------------------------------------------------------------------------
Weighted average
 shares outstanding        6,816,000    7,148,000      6,149,000    7,175,000
- -----------------------------------------------------------------------------

Page 4            GUEST SUPPLY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                          Six Months Ended
                                                              March 31
                                                     ------------------------
                                                        1996          1995
                                                    ----------     ----------
Cash flows from operating activities:
Net income                                            $120,000     $1,508,000
- -----------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   1,590,000      1,356,000
     Provision for losses on accounts receivable      (107,000)       204,000
     Deferred income taxes                             475,000        245,000
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable      5,878,000       (983,000)
     Increase in inventory                          (5,068,000)    (3,488,000)
     Increase in prepaid expenses and
     other current assets                             (509,000)      (370,000)
     (Increase) decrease in other assets               (35,000)         6,000
     Increase (decrease) in accounts
      payable and accrued expenses                  (5,277,000)     3,894,000
     Foreign currency translation adjustments           36,000        (32,000)
- -----------------------------------------------------------------------------
        Net cash provided by (used in)
         operating activities                       (2,897,000)     2,340,000
- -----------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                           (2,270,000)     5,992,000
- -----------------------------------------------------------------------------
        Net cash provided by (used in)
         investing activities                       (2,270,000)     5,992,000
- -----------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings (payments) on
      revolving credit agreement                    (3,075,000)     4,010,000
     Proceeds from issuance of long-term debt       10,500,000
     Repayment of long-term debt                    (1,711,000)      (691,000)
     Proceeds from issuance of common stock             49,000        111,000
- -----------------------------------------------------------------------------
     Net cash provided by financing activities       5,763,000      3,430,000
- -----------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                      596,000       (222,000)
Cash and cash equivalents at beginning of period     1,825,000      1,782,000
- -----------------------------------------------------------------------------
Cash and cash equivalents at end of period          $2,421,000     $1,560,000
- -----------------------------------------------------------------------------
            The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 5                 GUEST SUPPLY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Note 2:  Earnings (Loss) Per Common Share

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method. Where the effect of the assumed exercise on net income (loss) would be anti-dilutive, primary and fully diluted earnings per common share are stated the same.

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

On April 30, 1996, the banks amended its existing credit facility to allow for additional availability of $3,500,000 through July 31, 1996 and to modify its financial covenants.

All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.

Page 6                 GUEST SUPPLY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Note 4: Long Term Incentive Plan

On March 6, 1996, the shareholders of Guest Supply ratified the 1996 Long Term Incentive Plan. Under the incentive plan, up to 400,000 shares of Common Stock will be available for issuance of awards to officers and employees of the Company. Directors of the Company who are not employees of the Company are eligible for stock options under this plan. Awards are exercisable at 100% of the fair market value at the date of grant and vest within a period fixed by the Stock Option Committee of the Board of Directors.

Note 5: Common Stock

On March 6, 1996, the shareholders of Guest Supply approved an increase in the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

Page 7                GUEST SUPPLY, INC. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six months ended March 31, 1996 vs. Six months ended March 31, 1995
- -------------------------------------------------------------------
Sales for the six months ended March 31, 1996 increased by $12,039,000 or 18.0% from $66,956,000 for the six months ended March 31, 1995. Revenues generated from our hotel customers increased $11,210,000 or 19.5% to $68,703,000. This increase is primarily due to selling additional products to existing customers and the addition of new customers. During this period, increased room demand also contributed to the Company's growth.

Sales to consumer product companies and retailers were $10,292,000 for the six months ended March 31, 1996 compared to $9,463,000 for the six months ended March 31, 1995. The increase of $829,000 or 8.8% was due to increased sales to existing customers.

Gross profit for the six months ended March 31, 1996 was $16,129,000 or 20.4% of sales compared to $15,803,000 or 23.6% of sales for the six months ended March 31, 1995. The decrease in gross profit as a percentage of sales was due primarily to a sudden and temporary decline in our second quarter sales to consumer product companies. The timing and temporary nature of this unanticipated decrease in sales volume limited the Company's ability to lower its operating costs or to seek replacement business. The continued sales growth of textiles, which have a lower gross margin than most of the company's other products, also reduced the overall gross margin rate.

Interest expense was $873,000 for the six months ended March 31, 1996 compared to $438,000 for the six months ended March 31, 1995. The increase in interest of $435,000 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period are capitalized to the cost of the project.

Selling, general and administrative expenses were $14,982,000 or 19.0% of sales for the six months ended March 31, 1996 compared to $13,132,000 or 19.6% of sales for the six months ended March 31, 1995. The increase of $1,850,000 or 14.1% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

Income tax expense was $154,000 for the six months ended March 31, 1996 compared with $725,000 for the prior period. This decrease was primarily the result of a pretax loss for the three months ended March 31, 1996 of $1,277,000.

Three months ended March 31, 1996 vs. Three months ended March 31, 1995
- -----------------------------------------------------------------------
Sales for the three months ended March 31, 1996 increased by $3,088,000 or 9.0% from $34,193,000 for the three months ended March 31, 1995. Revenues generated from our hotel customers increased $4,882,000 or 16.5% to $34,507,000. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer product companies and retailers decreased $1,794,000 or 39.3% to $2,774,000 for the three months ended March 31, 1996 compared to $4,568,000 for the three months ended March 31, 1995.

Gross profit for the three months ended March 31, 1996 was $6,634,000 or 17.8% of sales compared to $7,963,000 or 23.3% of sales for the three months ended March 31, 1995. The decrease in gross profit as a percentage of sales was due primarily to a sudden and temporary decline in our second quarter sales to consumer product companies. The timing and temporary nature of this unanticipated decrease in sales volume limited the Company's ability to lower its operating costs or to seek replacement business. In addition, textile sales also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Selling, general and administrative expenses were $7,457,000 or 20.0% of sales for the three months ended March 31, 1996 compared to $6,709,000 or 19.6% of sales for the three months ended March 31, 1995. The increase of $748,000 or 11.1% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs. The increase in selling, general and administrative costs as a percentage of sales was the result of the unanticipated decrease in sales volume to consumer product companies.

Interest expense was $454,000 for the three months ended March 31, 1996 compared to $209,000 for the three months ended March 31, 1995. The increase in interest of $245,000 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period are capitalized to the cost of the project.

During the three months ended March 31, 1996, the Company recorded an income tax benefit of $453,000 as compared to income tax expense of $339,000 in the prior year quarter. This difference is due to a pretax loss incurred in the three months ended March 31, 1996 of $1,277,000.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources at March 31, 1996
- -------------------------------------------------
At March 31, 1996, the Company had $31,662,000 of working capital compared to $27,475,000 at September 30, 1995. The increase of $4,187,000 is primarily the result of an increase in long-term borrowings which was necessary to reduce trade payables to agreed upon payment terms.

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

On April 30, 1996, the banks amended its existing credit facility to allow for additional availability of $3,500,000 through July 31, 1996 and to modify its financial covenant.

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

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The Company's annual meeting of the shareholders was held on March 6, 1996. The following matters were submitted to a vote of the shareholders during the annual meeting:

(1)  Election of the following persons as a Class A director

                                 For             Withhold Authority
                              ---------          ------------------
     Peter L. Richard         5,398,220               181,192
     Teri E. Unsworth         5,555,320                24,092
     Edward J. Walsh          5,545,756                33,656

(2)  Approve and adopt the Guest Supply, Inc. 1996 Long Term Incentive
     Plan:

     For                      2,641,691
     Against                  2,007,689
     Abstain                     39,521

(3) Approve and Adopt an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, without par value, from 10,000,000 to 20,000,0000.

     For                      5,271,087
     Against                    266,036
     Abstain                     42,289

(4) Ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants to serve as the independent auditors of the Company for the fiscal year ending September 30, 1996.

     For                      5,540,299
     Against                     14,700
     Abstain                     24,413

Item 6:  Exhibits and Reports on Form 8-K
- -----------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the six month period ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GUEST SUPPLY, INC.




Dated:     5/15/96                   By:  s/Clifford W. Stanley
       ------------------                 --------------------------------
                                          Clifford W. Stanley
                                          President & Chief Executive Officer




Dated:     5/15/96                   By:  s/Paul T. Xenis
      ------------------                  --------------------------------
                                          Paul T. Xenis
                                          Vice President, Finance

                               INDEX TO EXHIBITS


Exhibit No.          Description                              Page
- -----------   -----------------------------------------      ------
    27        Financial Data Schedule                         13

    10        Amendment to Revolving Credit and
              Term Loan Agreement                             14-18

     3        Amended and Restated Certificate
              of Incorporation                                18-56