Form 10-Q
period 1996-06-30
GUEST SUPPLY INC
filed 1996-08-14
CIK 722642

1 of 12 pages
Index to Exhibits is on Page 12


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.  20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996            Commission File #0-12567
=======================================================================
=======================================================================

                            GUEST SUPPLY, INC.
        (Exact name of registrant as specified in its charter)


            State of New Jersey                        22-2320483
      (State or other jurisdiction of           (Identification number)
       incorporation or organization)

           720 U.S. Highway One                          08902
        North Brunswick, New Jersey                   (Zip Code)
 (Address of principal executive offices)

       Registrants telephone number and area code   908-246-3011
=======================================================================
=======================================================================

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes      x               No

The number of shares of common stock, without par value, outstanding as of June 30, 1996 was 6,150,724 shares.

                                     Part 1
                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              June 30,         September 30,
                                                1996               1995*
                                           -------------       -------------
                                            (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                 $2,244,000         $1,825,000
   Accounts receivable                       27,142,000         28,663,000
   Inventories                               33,432,000         28,269,000
   Deferred income taxes                      1,583,000          1,434,000
   Prepaid expenses and other
    current assets                            1,345,000            916,000
- --------------------------------------------------------------------------
Total current assets                         65,746,000         61,107,000

   Equipment and leasehold improvements      29,644,000         28,507,000
   Other assets                                 127,000             97,000
   Excess of cost over net assets acquired    5,620,000          5,896,000
- --------------------------------------------------------------------------
                                           $101,137,000        $95,607,000
==========================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses    $26,584,000        $31,226,000
   Current maturities of long-term debt       3,896,000          2,406,000
- --------------------------------------------------------------------------
Total current liabilities                    30,480,000         33,632,000
==========================================================================

   Long-term debt                            26,957,000         20,990,000
   Deferred income taxes                      2,941,000          1,876,000
- --------------------------------------------------------------------------
Total long-term liabilities                  29,898,000         22,866,000
==========================================================================

Commitments and contingencies
Shareholders' equity:
   Preferred stock - without par value;
    authorized 1,000,000 shares,
    outstanding none Common stock -
    without par value; authorized
    20,000,000 shares, issued and
    outstanding 6,150,724 shares at
    June 30, 1996 and 6,146,335 at
    September 30, 1995                          542,000            542,000
   Additional paid-in capital                34,975,000         34,922,000
   Retained earnings                          5,338,000          3,778,000
   Cumulative foreign currency
    translation adjustments                     (96,000)          (133,000)
- ---------------------------------------------------------------------------
Total shareholders' equity                   40,759,000         39,109,000
- ---------------------------------------------------------------------------
                                           $101,137,000        $95,607,000
===========================================================================
                      * From audited financial statements.
                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Nine Months Ended           Three Months Ended
                                June 30,                    June 30,
                       --------------------------  -------------------------
                           1996          1995          1996         1995
                       ------------  ------------  -----------  ------------

Sales                  $126,858,000  $111,018,000  $47,863,000  $44,062,000
Cost of sales            99,976,000    84,902,000   37,111,000   33,749,000
- ---------------------------------------------------------------------------
Gross profit             26,882,000    26,116,000   10,752,000   10,313,000

Selling, general &
 administrative expense  22,903,000    21,028,000    7,920,000    7,896,000
- ---------------------------------------------------------------------------
Operating income          3,979,000     5,088,000    2,832,000    2,417,000

Interest expense, net     1,298,000       765,000      425,000      327,000
- ---------------------------------------------------------------------------
Income before income
 taxes                    2,681,000     4,323,000    2,407,000    2,090,000

Income tax expense        1,121,000     1,456,000      967,000      731,000
- ---------------------------------------------------------------------------

Net income               $1,560,000    $2,867,000   $1,440,000   $1,359,000
===========================================================================

Earnings per common share     $0.22         $0.40        $0.20        $0.19
===========================================================================

Weighted average
 shares outstanding       6,990,000     7,205,000    7,341,000    7,305,000
===========================================================================

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
Cash flows from operating activities:
Net income                                       $1,560,000     $2,867,000
- --------------------------------------------------------------------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

     Depreciation and amortization                2,220,000      2,097,000
     Provision for losses on
      accounts receivable                          (104,000)       356,000
     Deferred income taxes                          916,000        195,000
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable   1,625,000     (5,755,000)
     Increase in inventory                       (5,163,000)    (3,944,000)
     Increase in prepaid expenses
      and other current assets                     (429,000)      (549,000)
     (Increase) decrease in other assets            (30,000)         5,000
     Increase (decrease) in accounts
      payable and accrued expenses               (4,642,000)     8,947,000
     Foreign currency translation adjustments        37,000        (52,000)
- ---------------------------------------------------------------------------
       Net cash provided by (used in)
        operating activities                     (4,010,000)     4,167,000
- ---------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                        (3,081,000)    (7,904,000)
- ---------------------------------------------------------------------------
        Net cash used in investing activities    (3,081,000)    (7,904,000)
- ---------------------------------------------------------------------------

Cash flows from financing activities:
     Net borrowings (payments) on revolving
     credit agreement                              (360,000)     4,674,000
     Proceeds from issuance of long-term debt    10,500,000
     Repayment of long-term debt                 (2,683,000)    (1,699,000)
     Proceeds from issuance of common stock          53,000        520,000
- ---------------------------------------------------------------------------
        Net cash provided by
         financing activities                     7,510,000      3,495,000
- ---------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                   419,000       (242,000)
Cash and cash equivalents at beginning
 of period                                        1,825,000      1,782,000
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period       $2,244,000     $1,540,000
===========================================================================

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

On September 18, 1995, the Board of Directors of the Company declared a three-for-two stock split to be paid in the form of a 50% stock dividend. The additional 2,048,739 shares of common stock were issued on October 24, 1995 to the shareholders of record on October 3, 1995. Distribution offractional shares was paid in cash based on the closing price on the record date. The par value ofthe new shares issued totaled $205,000 which was transferred from additional paid-in-capital tocommon stock.

Note 3:  Revolving Credit Facility

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500,000 term loan and a two-year $22,000,000 revolving credit facility. The term loan is payable in equal monthly installments of $125,000 which will commence in December, 1995 and bearsinterest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0% the bank's prime rate or a fixed rate, as selected by the Company.
The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500,000 which remained outstanding. These loans, which are payable in equal monthly installments, mature in February, 1999.

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

Page 7
                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine months ended June 30, 1996 vs. Nine months ended June 30, 1995
- -------------------------------------------------------------------

Sales for the nine months ended June 30, 1996 increased by $15,840,000 or 14.3% from $111,018,000 to $126,858,000 for the nine months ended June 30,
1995. Revenues generated from our hotel customers increased $13,810,000 or 14.4% to $109,948,000. This increase is primarily due to selling additional products to existing customers and the addition of new customers. During this period, increased room demand also contributed to the Company's growth.

Sales to consumer product companies and retailers were $16,910,000 for the nine months ended June 30, 1996 compared to $14,880,000 for the nine months ended June 30, 1995. The increase of $2,030,000 or 13.6% was due to increased sales to existing customers.

Gross profit for the nine months ended June 30, 1996 was $26,882,000 or 21.2% of sales compared to $26,116,000 or 23.5% of sales for the nine months ended June 30, 1995. The decrease in gross profit as a percentage of sales was due primarily to a sudden and temporary decline in our secondquarter sales to consumer product companies. The timing and temporary nature of this unanticipated decrease in sales volume limited the Company's ability to lower its operating costs or to seek replacement business. The continued sales growth of textiles, which have a lower gross margin thanmost of the company's other products, also reduced the overall gross margin rate.

Interest expense was $1,298,000 for the nine months ended June 30, 1996 compared to $765,000 for the nine months ended June 30, 1995. The increase in interest of $533,000 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period are capitalized to the cost of the project.

Selling, general and administrative expenses were $22,903,000 or 18.1% of sales for the nine months ended June 30, 1996 compared to $21,028,000 or 18.9% of sales for the nine months ended June 30, 1995. The increase of $1,875,000 or 8.9% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs associated with the Company's sales growth. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.

Income tax expense was $1,121,000 for the nine months ended June 30, 1996 compared with $1,456,000 for the prior period. This decrease was primarily the result of a decrease in pretax income of $1,642,000 as compared to prior year for the nine months ended June 30, 1996. The income tax rate for the nine months ended June 30, 1996 and June 30, 1995 was 41.8% and 33.7% respectively. This increase is the result of a reduction in the utilization of net operating loss carryforwards available for the nine months ended June 30, 1996.

Three months ended June 30, 1996 vs. Three months ended June 30, 1995
- ---------------------------------------------------------------------

Sales for the three months ended June 30, 1996 increased by $3,801,000 or 8.6% from $44,062,000 to $47,863,000 for the three months ended June 30, 1995. Revenues generated from our hotel customers increased $2,600,000 or 6.7% to $41,245,000. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer product companies and retailers increased $1,201,000 or 22.2% to $6,618,000 for the three months ended June 30, 1996 compared to $5,417,000 for the three months ended June 30, 1995.

Gross profit for the three months ended June 30, 1996 was $10,752,000 or 22.5% of sales compared to $10,313,000 or 23.4% of sales for the three months ended June 30, 1995. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility. The addition of textiles to the Company's product line also contributed to the decrease as a result of a lower gross profit associated with these products when compared with the Company's other products.

Selling, general and administrative expenses increased slightly by .3% to $7,920,000 or 16.5% of sales for the three months ended June 30, 1996 compared to $7,896,000 or 17.9% of sales for the three months ended June 30, 1995.

Interest expense was $425,000 for the three months ended June 30, 1996 compared to $327,000 for the three months ended June 30, 1995. The increase in interest of $98,000 can be primarily attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period are capitalized to the cost of the project.

During the three months ended June 30, 1996, the Company recorded an income tax expense of $967,000 as compared to income tax expense of $731,000 in the prior year quarter. This difference is due to an increase in pretax income incurred in the three months ended June 30, 1996 of $317,000. The income tax rate for the quarters ended June 30, 1996 and June 30, 1995 was 40.2% and 35.0% respectively. This increase is the result of a reduction in the utilization of net operating loss carryforwards available for the three months ended June 30, 1996.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources at June 30, 1996
- ------------------------------------------------

At June 30, 1996, the Company had $35,266,000 of working capital compared to $27,475,000 at September 30, 1995. The increase of $7,791,000 is primarily the result of an increase in long term borrowings for inventory and to reduce trade payables to agreed upon payment terms.

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

                   GUEST SUPPLY, INC. AND OTHER SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the nine month period ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GUEST SUPPLY, INC.




Dated:    8/14/96             By:  s/Clifford W. Stanley
      ------------------           --------------------------
                                   Clifford W. Stanley
                                   President & Chief Executive Officer




Dated:    8/14/96             By:  s/Paul T. Xenis
      ------------------           -----------------------------------
                                   Paul T. Xenis
                                   Vice President, Finance

                            INDEX TO EXHIBITS


Exhibit Number                 Description                   Page
- -------------       -----------------------------------     ------------
     27             Financial Data Schedule                    13