Form 10-K
period 1996-09-30
GUEST SUPPLY INC
filed 1996-12-30
CIK 722642

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended September 30, 1996

                                      OR


[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                        Commission file number 0-12567
                                               -------

                              GUEST SUPPLY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                        22-2320483
     ---------------------                             --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4301 U.S. Highway One
     Monmouth Junction, New Jersey                          08852-0902
 ------------------------------------------            -----------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (609) 514-9696
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
     -------------------                                   ---------------------

     Common Stock, without par value                      New York Stock
                                                           Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----
                               (Title of class)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No_______
                              -------

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     Aggregate market value as of December 19,
     1996 . . . . . . . . . . . . . . . .  $101,505,084

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

     Common Stock, without par value, as of
     December 19, 1996 . . . . . . . . . . .  6,156,075

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on March 5, 1997.

                                    PART I


ITEM 1.  BUSINESS.

General
-------

         The Company operates principally as a manufacturer, packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages personal care products for major consumer products and retail companies. Personal care guest amenity items include shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shoe care and sewing kits, shower caps, soap dishes and decorative containers and trays. The Company makes available more than 30 amenity items in a variety of brands in Company-designed packaging options. Housekeeping supplies for the lodging industry consist primarily of paper products, cleaning chemicals and cleaning implements. Room accessories include such items as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. The Company distributes more than 100 different housekeeping products and room accessories. Textiles include sheets, towels and bedding. The products manufactured and packaged for its consumer products and retail customers include health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives.

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

         Customized individual amenity programs typically consist of six to 12 amenity and accessory items. Individual programs generally involve more elaborate designing and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment. The Company has designed individual amenity programs for such lodging establishments as Scottsdale Princess in Scottsdale, Arizona, Boston Harbor Hotel in Boston, Massachusetts, Nikko Hotels International in New York, New York and The Registry Hotels in Dallas, Texas and for cruiseship lines such as Holland America and Royal Caribbean.

         The Company sells amenities in uncustomized color coordinated packaging under such brand names as Finesse(R), Jhirmack(R) and Jergens(R). Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own lines of guest amenity lines under the "Heritage Collection(TM)" "Botanicals(TM)" and "Nautic(TM)" labels.

         The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 11,000 customers worldwide. The Company has supply agreements with each of the 10 largest lodging chains in the United States.

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

         As part of this strategy, the Company, through its manufacturing subsidiary Guest Packaging, Inc., manufactures and packages substantially all of its liquid products such as shampoos, hair conditioners, hand and body lotions and bath gels, as well as a portion of its bar soap requirements. The Company's manufacturing operations allow the Company to provide both the service and wide variety of products required by the lodging industry. In fiscal 1994, the Company began a program to expand its manufacturing facility and to increase its production capability and capacity. In fiscal 1996, the manufacturing facility expansion project was essentially completed. See "Manufacturing, Packaging and Shipping" below.

         The Company's Breckenridge-Remy Co. ("Breckenridge") subsidiary (doing business as Guest Distribution) also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 12 distribution centers. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service. Breckenridge currently has approximately 100 sales consultants. Management believes that the Company's product line and distribution capability has provided improved service to all of its customer groups.

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

         The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended September 30, 1996, less than 10% of the Company's sales were attributable to sales of national brand name products which include Bath and Body Works(R), Finesse(R), Jhirmack(R) and Jergens(R).

         Guest Supply also markets guest amenity programs under the "Institute Swiss(R)" label and under Guest Supply's "Botanicals(TM)," "Nautic(TM)," "Heritage Jefferson Floral(TM)," "Heritage American Country(TM)" and "Heritage Yankee Stripes(TM)". These programs were designed by the Company as an alternative to customized amenity programs with inventory available for immediate delivery.

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

         In addition, the Company maintains regional distribution centers throughout the United States. This distribution network consists of 12 regional warehouses and a central facility and several small warehouses in North Brunswick, New Jersey. These distribution centers provide the Company with the ability to deliver manufactured and purchased products to the lodging properties served by the Company throughout the United States. In addition, each regional distribution center is staffed with route salespersons who call on customers to obtain sales orders and provide direct customer service. In December 1996, the Company occupied a new, leased 226,000 square foot distribution and warehouse facility in Sayreville, New Jersey. This new facility will consolidate all of the Company's current New Jersey warehousing facilities. The Company expects this new facility to be fully operational by April 1, 1997. See "Item 2. Properties".

         The Company engages in direct mail solicitations. In addition, the Company attends most major trade conventions and exhibits its product lines at such events.

         During the fiscal year ended September 30, 1996, sales to one customer accounted for 11.1% of the Company's revenues. At September 30, 1996, such customer accounted for 22.2% of the Company's total accounts receivable. During the fiscal year ended September 30, 1995, sales to two customers accounted for 11.3% and 10.8%, respectively, of the Company's revenues.

         The Company's consolidated sales included approximately $7,750,000, $4,882,000 and $4,480,000, respectively, by foreign subsidiaries for the fiscal years ended September 30, 1996, September 30, 1995 and

September 30, 1994. The Company currently has subsidiaries located in England, New Zealand and Canada.

         At September 30, 1996 and September 30, 1995, the Company had unfilled orders for its products which aggregated approximately $12,500,000 and $14,000,000, respectively. Most of the amount for fiscal 1996 is expected to be shipped by September 30, 1997. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable house keeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.

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

         The Company's manufacturing facility is located in Rahway, New Jersey. This facility has approximately 68,000 square feet of production space. The plant has 21 filling lines including 10 highly automated lines which the Company believes incorporate the most efficient technology presently available. Each line is equipped to apply front, back, and full wrap labels, and video jets for batch and date coding of each container. A variety of reactors or compounding vessels with capacities ranging from 100 to 6,000 gallons are located at this facility as well as 249,000 gallons of liquid bulk storage vessels. The facility also includes an analytical and development laboratory.

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

         During fiscal 1996 the expansion project was essentially completed, however, the Company's manufacturing operations continue to operate below planned profitability levels. As a result of the growth the Company has experienced in its manufacturing operations, the Company currently has five temporary materials warehouses which supply its manufacturing facility. Difficulties inherent in receiving and stocking component materials and shipping these materials to the Company's manufacturing facility from these temporary multiple warehouse locations are creating manufacturing inefficiencies. In December 1996, the Company occupied a new, leased 226,000 square foot warehouse facility in Sayreville, New Jersey which will consolidate all of the Company's current New Jersey warehousing facilities. The Company expects the new facility to be fully operational by April 1, 1997. The Company believes this new warehouse, in conjunction with improved planning systems, will resolve material flow problems and improve manufacturing efficiency. The Company believes that with the new equipment and systems, it will be in a position to improve efficiency in the production of high-quality health and beauty aids and pharmaceutical products thereby providing the Company with what it believes will be a competitive advantage. See "Item 2. Properties" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

         Currently, the Company compounds and fills substantially all of its liquid products. Compounding involves the batch mixing of components such as detergents, conditioners, dyes and fragrances in accordance with proprietary formulas. Filling entails the transfer of finished products from bulk to the unit of use containers in which they are distributed. Sales of liquid products constituted approximately 40% of the Company's amenity sales for the fiscal year ended September 30, 1996.

         In addition, the Company utilizes its manufacturing facility to compound, fill and package a variety of products used by consumer product companies and retailers. These are principally health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives. In some instances the Company also formulates products for its customers. The Company believes that these services, among others, are attractive to these companies since most lack production expertise or the costs of providing these functions in-house could be prohibitive.

         The Company's other products such as soaps, shower caps, soap dishes, shoe shine and sewing kits, toothpaste, toothbrushes, razors, shaving creams, paper products, cleaning chemicals, cleaning implements, glassware and other accessories are produced by independent manufacturers. Soaps are manufactured in accordance with the Company's specifications, including colors and fragrances, from materials furnished by suppliers selected by the Company. Additionally, the Company manufactures a portion of its bar soap requirements, which it sells to the lodging industry, at its facility in Rahway, New Jersey.

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

         The Company usually orders the component materials for its products in bulk quantities directly from the manufacturers of such products for delivery to its manufacturing facilities or to the facilities of the Company's contract packagers. This procedure permits the Company to assure adequate supplies of product components and to benefit from quantity discounts and other economies of scale.

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

Proprietary Rights
------------------

         Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply(R), L'avenie(R), Guest Design(R), Whispermint(TM), Alliance(TM), Evergreen(TM), Botanicals(TM), Nautic(TM) and the Heritage Collection(TM). The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company .

         In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company's customers without the Company's consent. The aggregate net book value of all molds owned by the Company at September 30, 1996 was approximately $1,209,000.

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

     Personnel
     ---------

               As of September 30, 1996, the Company had approximately 980 employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

     Executive Officers
     ------------------

               The current executive officers of the Company are as follows:

                                                                 Age at
     Name                     Position with the Company    September 30, 1996
     ----                     -------------------------    ------------------
     Clifford W. Stanley      President, Chief Executive              50
                              Officer and Director

     James H. Riesenberg      Vice President - Operations             61

     Teri E. Unsworth         Vice President - Market                 45
                              Development and
                              Director

     Paul T. Xenis            Vice President - Finance                36
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

               James H. Riesenberg has been Vice President - Operations of the Company since September 1985. Mr. Riesenberg was Vice President -Operations of Almay Cosmetics, Inc., a division of Playtex Corporation, from March 1984 until joining the Company. During the period from 1981 through 1984, Mr. Riesenberg was Vice President - Operations of Max Factor, Inc., another division of Playtex Corporation.

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


     ITEM 2.  PROPERTIES.

               The Company's executive offices and principal operating facilities are located in Monmouth Junction, New Jersey, where the Company leases approximately 21,900 square feet of space in an office building. The lease expires on December 15, 2006 and provides for three five-year renewal options.

               The Company also leases a 113,000 square foot warehouse and distribution facility in North Brunswick, New Jersey. The lease for this facility expired in November 1996. The Company is renting this facility on a month-to-month basis and expects to vacate this facility by March 31, 1997.

               In connection with its manufacturing and packaging operations, the Company currently leases a manufacturing facility in Rahway, New Jersey and a warehouse facility in Avenel, New Jersey. The manufacturing facility consists of approximately 68,000 square feet of space. The lease for this facility expires in 2010. See "Item 1. Business -Manufacturing, Packaging and Shipping" above. This lease may be cancelled by the Company on 90 days' notice. The Avenel warehouse facility (comprised of three separate warehouses) is approximately 120,000 square feet of space. The lease expired in November 1996. The Company is renting this facility on a month-to-month basis and expects to vacate this facility by March 31, 1997. Additionally, the Company leases two temporary materials warehouses on a month-to-month basis in New Jersey.

               During fiscal 1996, the Company had a 226,000 square foot distribution and warehouse facility built to its specifications in Sayreville, New Jersey. This new facility will consolidate all of the Company's current New Jersey warehousing facilities. The lease for the facility expires in November 2006. The Company occupied this facility in December 1996 and expects it to be fully operational by April 1, 1997.

               As part of its regional distribution strategy, the Company currently also leases 12 regional warehouses. The warehouses range in size from 12,000 square feet to 60,000 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California, Georgia and North Carolina. The leases for these warehouses have expiration dates through 1999.

     ITEM 3.  LEGAL PROCEEDINGS.

               In August 1994, the Company was served with a summons and complaint in an action commenced by Valley Products Co., Inc. ("Valley") in the United States District Court for the Western District of Tennessee against Hospitality Franchise Systems, Inc. ("HFS") and certain of its subsidiaries (including those that franchise Days Inn, Howard Johnson, Ramada, Super 8 and Park Inn hotels and motels), and against the Company and Marietta Corporation ("Marietta").

               The complaints arose from HFS's decision to terminate Valley's authority to sell guest room amenities to HFS franchises, and to enter into "preferred vendor agreements" with the Company and Marietta for such guest room amenities. The complaints alleged claims under federal and state antitrust laws for tying, exclusive dealing and monopolization, and related common law and federal trademark law claims. Valley sought injunctive relief and damages, including treble damages, in unspecified amounts "not less than $10 million."

               On December 22, 1994, the District Court entered an order dismissing the action. Valley has appealed that order to the United States Court of Appeals for the Sixth Circuit. The Company is awaiting a decision on the appeal.

               From time to time, the Company is party to certain other claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complains which, in the opinion of management, would have a material adverse effect on the Company's financial position.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


              Not applicable.

                                    PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock has been traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GSY since August 6, 1996. Prior to being listed on the NYSE, the Company's common stock was traded on the NASDAQ National Market System under the symbol GEST. The table below sets forth the high and low closing prices during each of the last two fiscal years on the NYSE and the NASDAQ National Market System, as applicable. The approximate number of holders of the Company's common stock at September 30, 1996 was 480. No cash dividends have been declared on the common stock since the Company was organized.

               On October 24, 1995, the Company effected a three-for-two split of its common stock in the form of a stock dividend. All per share market price information set forth herein has been adjusted for this stock split.

     Market Price Range
     ------------------

                         Year Ended September 30, 1996
                         -----------------------------

                                High             Low
                                ----             ---
     First Quarter             $23.13           $18.00
     Second Quarter             23.25            11.25
     Third Quarter              17.25            11.88
     Fourth Quarter             16.75            12.38

                         Year Ended September 30, 1995
                         -----------------------------

                                High              Low
                                ----              ---
     First Quarter             12.83            10.25
     Second Quarter            14.75            11.58
     Third Quarter             17.67            13.58
     Fourth Quarter            23.17            16.75

               On December 19, 1996, the closing sales price for the Company's common stock was $16.75 per share.

     ITEM 6.  SELECTED FINANCIAL DATA.


     Years Ended September 30,

     In thousands except per share amounts
     -------------------------------------

                                    1996      1995      1994     1993     1992
                                  --------  --------  --------  -------  -------
     Sales                        $179,042  $159,450  $116,325  $97,851  $86,047
     Gross Profit                   37,998    37,365    30,751   26,804   22,531
     Selling, General and
       Administrative Expenses      30,919    28,409    24,858   22,865   20,437
     Operating Income                7,079     8,956     5,893    3,939    2,094
     Income Before
       Extraordinary Item/1/         3,151     5,090     4,117    1,412      400
     Net Income                      3,151     5,090     4,117    2,243      840
     Working Capital                35,223    27,475    22,689   21,810   21,002
     Total Assets                  102,888    95,607    72,967   55,621   54,383
     Total Long-term
       Liabilities                  28,292    22,866    16,778   13,793   15,488
     Total Liabilities              60,485    56,498    39,722   26,960   28,063
     Total Equity                   42,403    39,109    33,245   28,661   26,320


     Common Share Data
     -----------------

     Weighted Average Shares
       and Share Equivalents
       Outstanding                   7,074     7,293     7,041    6,470    6,410
     Earnings Per Share
       Before Extraordinary
       Item/1/                    $   0.45  $   0.70  $   0.58  $  0.22  $  0.06
     Earnings Per Share           $   0.45  $   0.70  $   0.58  $  0.35  $  0.13
     Book Value Per Share         $   6.89  $   6.36  $   5.50  $  4.82  $  4.49

     /1/   Extraordinary item results from the utilization of net operating loss carryforwards.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FISCAL 1996 COMPARED TO FISCAL 1995 Sales for the year ended September 30, 1996 increased by 12.3% or $19.6 million to $179.0 million from $159.4 million for the year ended September 30, 1995. Revenues from hotel customers increased $16.7 million or 12.2% to $153.0 million. This increase is the result of sales of additional products to existing customers, the addition of new customers, an increase in the sales of textiles and the continued introduction of new items to the Company's product line.
  Sales to consumer product companies and retailers were $26.0 million compared to $23.1 million for the year ended September 30, 1995. The increase of $2.9 million or 12.7% was due to increased sales to existing customers. The Company attributes this increase to the service and capabilities it provides to its customers.
  Gross profit for the year ended September 30, 1996 was $38.0 million or 21.2% of sales compared to $37.4 million or 23.4% for the year ended September 30, 1995. The decrease in gross profit as a percentage of sales was due to a number of factors. In the Company's second fiscal quarter, a major retail customer temporarily reduced its orders with the Company. Both the temporary nature and timing of this decrease in orders limited the Company's ability to reduce operating costs or seek replacement business. Gross profit as a percentage of sales was also reduced by a pricing concession to a customer which the Company believes was necessary to gain incremental volume in the future. In the fourth fiscal quarter, the Company experienced higher than anticipated waste factors over standard, and as a result recorded an inventory adjustment of approximately $0.6 million. Manufacturing inefficiencies also contributed to the decline in gross profit rate as a result of the Company's expansion of its manufacturing facility which is now essentially completed. The increase in textiles product sales also contributed to a decline in gross profit as a percentage of sales as a result of a lower gross profit rate associated with textiles when compared with the Company's other products.
  Selling, general and administrative expenses were $30.9 million or 17.3% of sales for the year ended September 30, 1996 compared to $28.4 million or 17.8% for the prior year. The increase of $2.5 million was due primarily to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the Company's cost containment program.
  The effective tax rate increased to 41.3% in fiscal 1996 from 35.2% in fiscal 1995. The increase in tax rate is the result of a reduction in the utilization of net operating loss carryforwards.

FISCAL 1995 COMPARED TO FISCAL 1994 Sales for the year ended September 30, 1995 increased by 37.1% or $43.1 million to $159.4 million from $116.3 million for the year ended September 30, 1994. Revenues generated from hotel customers increased $32.5 million or 31.3% to $136.4 million. This gain is the result of selling additional products to existing customers, the addition of new customers, an increase in the sales of textiles and the introduction of new items to the Company's product line. The increase in sales attributable to new products and the addition of new customers is a result of the Company's continuing efforts to expand its product line and to emphasize its sales and marketing efforts to increase sales to current customers and sell products to new customers. In addition, according to statistics published by trade publications, room demand increased in 1995, which Management believes further contributed to the Company's sales increase.
  Sales to consumer product companies and retailers were $23.1 million compared to $12.5 million for the year ended September 30, 1994. The increase of $10.6 million or 84.6% was primarily due to increased sales to existing customers. The Company attributes this increase to the service and capabilities it provides to its customers.
  Gross profit for the year ended September 30, 1995 was $37.4 million or 23.4% of sales compared to $30.8 million or 26.4% for the year ended September 30, 1994. The decrease in gross profit as a percentage of sales was due primarily to inefficiencies experienced at the Company's manufacturing facility. These inefficiencies were a result of delays in completing the Company's plant expansion project and subsequent materials flow problems. The increase in textiles product sales also contributed to the decrease in gross profit as a result of the lower gross profit associated with textiles when compared with the Company's other products. During 1995, the cost of pulp, cotton, tallow and plastic resins increased. This resulted in the Company experiencing cost increases in cartons, bottles, textiles and soap base. Although most of these cost increases were passed through to the Company's customers, gross margin declined slightly as a result of these cost increases.
  Selling, general and administrative expenses were $28.4 million or 17.8% of sales for the year ended September 30, 1995 compared to $24.9 million or 21.4% for the prior year. The increase of $3.5 million was primarily due to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the effects of the Company's cost containment program.
  The effective tax rate increased to 35.2% in fiscal 1995 from 15.8% in fiscal 1994. The increase is the result of a reduction in the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES The Company had $35.2 million of working capital at September 30, 1996 as compared to $27.5 million at September 30, 1995. This increase was due primarily to higher inventory levels financed through bank borrowings.

  At September 30, 1996, the Company had a two-year $22.0 million revolving credit facility with two banks expiring in October 1997. This credit facility bears interest at a rate equal to LIBOR plus 1.0%, the bank's prime rate or a fixed rate, as selected by the Company. In addition, the Company had outstanding term loans in the amount of $14.7 million payable in equal monthly installments and maturing from February 1999 through November 2002. At September 30, 1996, the Company had outstanding $14.0 million under its revolving credit facility at an interest rate ranging from 6.56% to 7.38% and had an unused amount available of $6.2 million. On December 30, 1996, the Company amended its revolving credit agreement with the banks to modify certain financial covenants.
  All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.
  The Company has excellent relationships with its banks and expects to extend its revolving credit facility prior to its maturity. The Company believes that the amount available under its revolving credit facility together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and upon extension, its identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

RECENTLY ISSUED ACCOUNTING STANDARDS The Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). Under this new standard, a new fair value based method of accounting for stock-based compensation arrangements with employees is established. Entities may continue to use the Opinion 25 method or adopt the SFAS No. 123 fair value based method. If the Company continues to use the Opinion 25 method, SFAS No. 123 requires footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. The Company has not yet determined which method it will use. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which the Statement is initially adopted for recognizing compensation expense, whichever comes first.
  The Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed (SFAS No. 121). This new standard requires the assessment of the recoverability of long-lived assets and certain intangibles and related goodwill and recognition of any impairment losses. The Company does not believe the adoption of SFAS No. 121 will have a material effect on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 1995.

CAUTIONARY STATEMENT This Annual Report on Form 10-K may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated down-turn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of, or decline in sales to, a major customer, and unforeseen inefficiencies at the Company's manufacturing facility or arising out of the transition to the Company's new warehouse facility. Accordingly, there can be no assurances that any anticipated future results will be achieved.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                      GUEST SUPPLY, INC. AND SUBSIDIARIES

                                   __________

                       Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994

                         Index to Financial Statements
                         -----------------------------

                                                                  Page
                                                                  Number
                                                                  -------
     1.   Financial Statements:

     Independent Auditors' Report...........................         23

     Consolidated Balance Sheets -- September 30, 1996 and
     1995...................................................         24

     Consolidated Statements of Operations --
     Years Ended September 30, 1996, 1995
     and 1994...............................................         25

     Consolidated Statements of Cash Flows
     -- Years Ended September 30, 1996, 1995
     and 1994...............................................         26

     Consolidated Statements of Shareholders'
     Equity -- Years Ended September 30,
     1996, 1995 and 1994....................................         28

     Notes to Consolidated Financial
     Statements.............................................         29

     2.   Financial Statement Schedule:

     II     - Valuation and Qualifying Accounts                      36

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


     KPMG Peat Marwick LLP

     Short Hills, New Jersey
     November 18, 1996

CONSOLIDATED BALANCE SHEETS
Guest Supply, Inc. and Subsidiaries

September 30,
Dollars In Thousands except per share amounts                                    1996               1995
-----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                  $  2,591           $  1,825

   Accounts receivable, net of allowance for doubtful accounts of $898
    - 1996 and $692 - 1995                                                      28,084             28,663

   Inventories                                                                  33,362             28,269

   Deferred income taxes                                                         1,557              1,434

   Prepaid expenses and other current assets                                     1,822                916
-----------------------------------------------------------------------------------------------------------
Total current assets                                                            67,416             61,107

Equipment and leasehold improvements, net of accumulated
  depreciation and amortization                                                 29,810             28,507

Other assets                                                                       134                 97

Excess of cost over net assets acquired, net of accumulated
  amortization of $3,889 - 1996 and $3,521 - 1995                                5,528              5,896
-----------------------------------------------------------------------------------------------------------
                                                                              $102,888           $ 95,607
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                      $ 28,320           $ 31,226

   Current maturities of long-term debt                                          3,873              2,406
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                       32,193             33,632
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                                  24,972             20,990

Deferred income taxes                                                            3,320              1,876
-----------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                     28,292             22,866
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity:

   Preferred stock - without par value; authorized 1,000,000 shares, outstanding none

   Common stock - without par value; stated value $0.10; authorized
     20,000,000 shares, issued and outstanding 6,156,075 shares -
     1996 and 6,146,335 shares - 1995                                              543                542

   Additional paid-in capital                                                   35,042             34,922

   Retained earnings                                                             6,929              3,778

   Cumulative foreign currency translation adjustments                            (111)              (133)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      42,403             39,109
-----------------------------------------------------------------------------------------------------------
                                                                              $102,888           $ 95,607
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Guest Supply, Inc. and Subsidiaries

===========================================================================================================
Years Ended September 30,

Dollars In Thousands except per share amounts                 1996           1995           1994
-----------------------------------------------------------------------------------------------------------
Sales                                                       $179,042       $159,450       $116,325

Cost of sales                                                141,044        122,085         85,574
-----------------------------------------------------------------------------------------------------------
Gross profit                                                  37,998         37,365         30,751

Selling, general and administrative expenses                  30,919         28,409         24,858
-----------------------------------------------------------------------------------------------------------
Operating income                                               7,079          8,956          5,893

Interest and other income                                         53             10             62

Interest expense                                              (1,764)        (1,109)        (1,063)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                     5,368          7,857          4,892

Income tax expense                                             2,217          2,767            775
-----------------------------------------------------------------------------------------------------------
Net income                                                  $  3,151       $  5,090       $  4,117
===========================================================================================================
Earnings per common share:

  Primary                                                   $    .45       $   0.70       $   0.58
===========================================================================================================
  Fully diluted                                             $   0.45       $   0.68       $   0.58
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guest Supply, Inc. and Subsidiaries

Years Ended September 30,
Dollars in Thousands                                          1996               1995              1994
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $  3,151           $  5,090          $  4,117
-----------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash (used
  in) provided by operating activities:

    Depreciation and amortization                               3,345              2,800             2,417

    Provision for losses on accounts receivable                   316                223               419

    Gain on sale of fixed assets                                                                       (53)

    Deferred income tax expense                                 1,321                442

    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                  263             (9,636)           (4,555)

      Increase in inventories                                  (5,093)            (6,137)           (3,860)

      Increase in prepaid expenses and other
        current assets                                           (906)              (183)             (249)

      (Increase) decrease in other assets                         (37)               (13)                9

      (Decrease) increase in accounts payable and
         accrued expenses                                      (2,906)            10,315             8,416

      Foreign currency translation adjustments                     22                (59)              100
-----------------------------------------------------------------------------------------------------------
                                                               (3,675)            (2,248)           (2,644)
-----------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating
          activities                                             (524)             2,842             6,761
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Proceeds from sale of fixed assets                                                                  75

    Capital expenditures                                       (4,280)            (9,953)           (9,322)
-----------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                  (4,280)            (9,953)           (9,247)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net (payments) borrowings on revolving credit
      agreements                                               (1,396)             8,755            (5,877)

    Proceeds from issuance of long-term debt                   10,500                               10,000

    Repayment of long-term debt                                (3,655)            (1,909)           (1,329)

    Proceeds from issuance of common stock                        121                308               367
-----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities               5,570              7,154             3,161
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         766                 43               675

Cash and cash equivalents at beginning of year                  1,825              1,782             1,107
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $  2,591           $  1,825          $  1,782
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Guest Supply, Inc. and Subsidiaries

Years Ended September 30,
Dollars in Thousands                                                   1996           1995           1994
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:


   Cash paid during the year for:

       Interest, net of capitalized interest                            $1,674         $1,082         $1,130

       Income taxes, net of refunds                                     $1,739         $1,909         $  234

Supplemental schedule of non-cash financing and investing activities:

     The Company received an income tax benefit on the exercise of certain of its stock options in the amount of $125 in 1995 which benefit was credited to additional paid-in capital.
     In June, 1995, the $400 convertible subordinate note was converted into 25,806 shares of the Company's common stock.
     Excess of cost over net assets acquired and income taxes payable were reduced by $184 in 1994 resulting from the utilization of acquired net operating loss carryforwards of a subsidiary.
================================================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Guest Supply, Inc. and Subsidiaries

Dollars in Thousands

                                                                                                     Cumulative
                                                                                       Retained         Foreign
                                              Common    Stock        Additional        Earnings        Currency
                                      -----------------------------
                                           Number of                    Paid-in    (Accumulated     Translation
                                              Shares        Amount      Capital        Deficit)     Adjustments
----------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1993               3,961,474       $   323   $   33,941      $   (5,429)         $ (174)
 Net Income                                                                               4,117
 Sales through employee stock
  option and purchase plans                   26,293             3          165
 Common stock warrants exercised              42,000             4          195
 Equity adjustments from foreign
  currency translation                                                                                      100
----------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1994               4,029,767           330       34,301         (1,312)            (74)
 Net Income                                                                              5,090
 Sales through employee stock
  option and purchase plans                   27,023             3          189
 Common stock warrants exercised              15,000             1          115
 Conversion of convertible debt               25,806             3          397
 Three-for-two stock split                 2,048,739           205         (205)
 Tax benefits associated with exercise
  of stock options                                                          125
 Equity adjustments from foreign
  currency translation                                                                                     (59)
----------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1995               6,146,335           542       34,922           3,778           (133)
 Net income                                                                               3,151
 Sales through employee stock option and
  purchase plans                               9,740             1          120
 Equity adjustments from foreign
  currency translation                                                                                      22
----------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1996               6,156,075          $543      $35,042          $6,929          $(111)
================================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guest Supply, Inc. and Subsidiaries
Dollars in Thousands except per share amounts

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

  Risks and uncertainties - The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or with respect to certain facilities, the Company as a whole, during the period of such operational difficulty.

  Foreign currency translation - Foreign currency transactions and financial statements are translated into US dollars at current exchange rates except revenues, costs and expenses which are translated at average exchange rates during each reporting period. Exchange gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations currently, whereas, adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity.

  Use of estimates - In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average and first-in, first-out methods.

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

  Concentration of credit risk - Concentration of credit risk consists principally of accounts receivable. At September 30, 1996, one customer with sales totaling 11.1% of the Company's total sales accounted for 22.2% of the Company's total accounts receivable. For the year ended September 30, 1995, sales to two customers totaled 11.3% and 10.8% of the Company's total sales and accounted for approximately 36% of the Company's total accounts receivable. No single customer accounted for 10% or greater of the Company's total sales for the year ended September 30, 1994.

  Income taxes - The provision for income taxes is based on earnings reported in the financial statements under the asset and liability approach in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.

Guest Supply, Inc. and Subsidiaries

 INVENTORIES

                                                                                1996                          1995
-------------------------------------------------------------------------------------------------------------------
 Finished goods                                                             $ 22,921                      $ 19,508
 Work in progress                                                             10,441                         8,761
-------------------------------------------------------------------------------------------------------------------
                                                                            $ 33,362                      $ 28,269
===================================================================================================================

 Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.


 EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                                                            1996                1995                  Useful Lives
-------------------------------------------------------------------------------------------------------------------
 Computers                                              $  2,032           $   1,832                 3 to 10 years
 Furniture and fixtures                                    1,580               1,590                  3 to 8 years
 Machinery and equipment                                  34,682              28,599                 3 to 15 years
 Molds                                                     4,488               4,092                  5 to 7 years
 Automobiles                                                 139                 133                  2 to 5 years
 Leasehold improvements                                    3,608               2,630                 Life of lease
 Construction in progress                                  1,774               5,318
-------------------------------------------------------------------------------------------------------------------
                                                          48,303              44,194
 Less accumulated depreciation and amortization           18,493              15,687
-------------------------------------------------------------------------------------------------------------------
                                                        $ 29,810           $  28,507
===================================================================================================================

  Depreciation and amortization of equipment and leasehold improvements charged to income was $2,977, $2,432 and $2,031 for the years ended September 30, 1996, 1995 and 1994, respectively.

 INCOME TAXES

 Income tax expense is comprised of the following:

                                                            1996                1995                          1994
-------------------------------------------------------------------------------------------------------------------
 Federal - Current                                       $   828            $  1,981                      $    533
        - Deferred                                           960                 356
-------------------------------------------------------------------------------------------------------------------
 Total Federal income taxes                                1,788               2,337                           533
-------------------------------------------------------------------------------------------------------------------
 State   - Current                                           245                 344                           242
         - Deferred                                          184                  86
-------------------------------------------------------------------------------------------------------------------
 Total State Income taxes                                    429                 430                           242
-------------------------------------------------------------------------------------------------------------------
 Total income tax provision                              $ 2,217            $  2,767                      $    775
===================================================================================================================

Guest Supply, Inc. and Subsidiaries

 The following is a reconciliation of Federal income tax expense computed using the statutory rate of 34% to the Company's effective income tax expense:

                                                                                1996                          1995
-------------------------------------------------------------------------------------------------------------------
 Computed "expected" income tax expense                                     $  1,825                      $  2,671
 Increase (reduction) in tax expense resulting from:
   State income taxes, net of Federal income tax benefit                         283                           284
   Amortization of goodwill                                                      125                           125
   Utilization of net operating loss carryforwards                                                            (293)
   Other, net                                                                    (16)                          (20)
-------------------------------------------------------------------------------------------------------------------
                                                                            $  2,217                      $  2,767
===================================================================================================================

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                                                1996                          1995
-------------------------------------------------------------------------------------------------------------------
 Deferred tax assets:
   Allowance for doubtful accounts                                          $    350                      $    259
   Inventory obsolescence reserve and uniform capitalization                   1,040                           868
   Net operating loss carryforwards                                              137                           150
   Alternative minimum tax credit carryforwards                                  500                           792
   Other                                                                         167                           157
-------------------------------------------------------------------------------------------------------------------
 Net deferred tax asset                                                        2,194                         2,226
 Deferred tax liability - principally excess of tax over financial
 statement depreciation                                                       (3,957)                       (2,668)
-------------------------------------------------------------------------------------------------------------------
 Net deferred taxes                                                          $(1,763)                      $  (442)
===================================================================================================================

 At September 30, 1996, the Company has net operating loss carryforwards for state income tax purposes of approximately $2,282 which are available to reduce future state income taxes, if any, through the year 2003. In addition, the Company has alternative minimum tax credit carryforwards of approximately $500 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

Guest Supply, Inc. and Subsidiaries

 LONG-TERM DEBT

                                                                                1996                          1995
-------------------------------------------------------------------------------------------------------------------
 Revolving credit facility                                                 $  14,034                     $  15,430

 $5,000 five-year term note payable, due in equal monthly
  payments of $83 through February 1999, interest at 6.45%                     2,417                         3,416

 $5,000 four-year term note payable, due in equal monthly
  payments of $104 through February 1999, interest at 8.25%                    3,021                         4,271

 $10,500 seven-year term note payable, due in equal monthly                    9,250
  payments of $125 through November 2002, interest at 7.0%

 Capital lease obligations                                                       123                           279
-------------------------------------------------------------------------------------------------------------------
                                                                              28,845                        23,396
 Less: Current maturities                                                      3,873                         2,406
-------------------------------------------------------------------------------------------------------------------
                                                                           $  24,972                     $  20,990
===================================================================================================================

  On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500 term loan and a two-year $22,000 revolving credit facility. The term loan is payable in equal monthly installments of $125 which commenced in December, 1995, and bears interest at a rate equal to 7.0% per annum. The revolving credit loan under the credit facility bears interest at a rate equal to LIBOR plus 1.0%, the bank's prime rate or a fixed rate, as selected by the Company. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and are for future working capital needs. The Company also has two term loans payable of $5,438 at September 30, 1996 under a previous credit agreement with one of the banks. At September 30, 1996, the revolving credit facility carried an interest rate ranging from 6.56% to 7.38%. The unused amount available to the Company at September 30, 1996 was $6,250.

  All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants, as amended.

  Long-term debt at September 30, 1996 matures as follows:
 1997                                                                                                       $3,873
 1998                                                                                                       17,785
 1999                                                                                                        2,437
 2000                                                                                                        1,500
 Thereafter                                                                                                  3,250
===================================================================================================================

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

  An analysis of assets under capital lease is as follows:

                                                                                1996                          1995
-------------------------------------------------------------------------------------------------------------------
 Computers                                                                   $   235                       $   235
 Equipment                                                                       607                           607
-------------------------------------------------------------------------------------------------------------------
                                                                                 842                           842
 Less: Accumulated amortization                                                  396                           302
-------------------------------------------------------------------------------------------------------------------
                                                                             $   446                       $   540
===================================================================================================================

 Future minimum lease payments under non-cancelable operating leases and future capital lease payments as of September 30, 1996 are:

                                                                             Capital                     Operating
 September 30,                                                                Leases                        Leases
-------------------------------------------------------------------------------------------------------------------
 1997                                                                       $    129                     $   3,112
 1998                                                                                                        2,520
 1999                                                                                                        1,851
 2000                                                                                                        1,412
 2001                                                                                                        1,142
 Thereafter                                                                                                  5,450
-------------------------------------------------------------------------------------------------------------------
 Total minimum lease payments                                                    129                     $  15,487
 Less amount representing interest                                                 6
-------------------------------------------------------------------------------------------------------------------
 Present value of minimum capital lease payments                                $123
===================================================================================================================

 Rent expense under operating leases was $3,888, $3,421 and $2,826 for the years ended September 30, 1996, 1995 and 1994, respectively.

 LITIGATION From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position.

 EARNINGS PER COMMON SHARE Primary and fully diluted earnings per common share are based on the weighted average number of common and common share equivalents outstanding during each year. When stock options and warrants are dilutive, they are included as share equivalents using the modified treasury stock method. Where the effect of the assumed exercise on net income would be anti-dilutive, primary and fully diluted earnings per common share are stated the same. On September 18, 1995, the Board of Directors of the Company declared a three-for-two stock split to be paid in the form of a 50% stock dividend. The additional 2,048,739 shares of common stock were issued on October 24, 1995 to the shareholders of record on October 3, 1995. Distribution of fractional shares was paid in cash based on the closing price of the stock on the record date. The par value of the new shares issued totaled $205 which was transferred from additional paid-in capital to common stock. Weighted average shares for computing primary earnings per share were 7,074,000 , 7,293,000 and 7,041,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Weighted average shares for computing fully diluted earnings per share were 7,074,000, 7,433,000 and 7,160,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Guest Supply, Inc. and Subsidiaries

 EMPLOYEE STOCK OPTION AND PURCHASE PLANS Under the stock option plans approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock exercisable at prices not less than fair market value at the date of grant. Options generally become exercisable 20% one year from the date of grant, with an additional 20% exercisable each succeeding year. The options expire ten years from the date of grant.

 Transactions relating to these stock option plans are summarized as follows:

                                                                           Number of
                                                                             Options                   Price Range
-------------------------------------------------------------------------------------------------------------------
 Outstanding, September 30, 1993                                             754,800                 $2.67 - $6.17
 Granted                                                                     241,500                         $9.83
 Exercised                                                                  (28,875)                 $2.67 - $6.17
-------------------------------------------------------------------------------------------------------------------
 Outstanding, September 30, 1994                                             967,425                 $2.67 - $9.83
 Exercised                                                                  (32,625)                 $2.67 - $5.92
-------------------------------------------------------------------------------------------------------------------
 Outstanding, September 30, 1995                                             934,800                 $2.67 - $9.83
 Granted                                                                      78,000               $11.50 - $16.25
 Exercised                                                                   (1,500)                         $2.67
-------------------------------------------------------------------------------------------------------------------
 Outstanding, September 30, 1996                                           1,011,300                $2.67 - $16.25
-------------------------------------------------------------------------------------------------------------------
 Exercisable, September 30, 1996                                             742,380                 $2.67 - $9.83
===================================================================================================================

  The Company maintains an Employee Stock Purchase Plan in which eligible employees may purchase a limited amount of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During the years ended September 30, 1996, 1995 and 1994, there were 8,240; 7,910 and 10,565 shares purchased under this plan, respectively. At September 30, 1996, 92,024 shares are reserved for future issuance under this plan.

 LONG-TERM INCENTIVE PLAN In March, 1996, the shareholders of the Company adopted the 1996 Long-Term Incentive Plan. Under the plan, 400,000 shares of common stock will be available for issuance of awards. The Stock Option Committee is authorized to grant a wide range of awards, including options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to any employee or director.
  During 1996, the Company issued 163,000 ten-year options under the plan at $15.25 per share. No options were exercised during the year and 3,000 options were canceled. At September 30, 1996, 160,000 options are outstanding and 240,000 shares are available for issuance. No options were exercisable under the plan at September 30, 1996.

Guest Supply, Inc. and Subsidiaries

COMMON STOCK WARRANTS The Board of Directors may grant common stock warrants to directors and officers of the Company at exercise prices not less than market value at the date of grant. All outstanding warrants expire during the fiscal years 1998 through 2000.

  Transactions relating to common stock warrants are summarized as follows:

                                                  NUMBER OF
                                                   WARRANTS       PRICE RANGE
-------------------------------------------------------------------------------
Outstanding, September 30, 1993                     828,750      $2.67 - $5.17
Exercised                                           (63,000)             $3.17
-------------------------------------------------------------------------------
Outstanding, September 30, 1994                     765,750      $2.67 - $5.17
Exercised                                           (22,500)             $5.17
-------------------------------------------------------------------------------
Outstanding, September 30, 1995                     743,250      $2.67 - $5.17
-------------------------------------------------------------------------------
Outstanding, September 30, 1996                     743,250      $2.67 - $5.17
===============================================================================
Exercisable, September 30, 1996                     743,250      $2.67 - $5.17
===============================================================================

EMPLOYEE BENEFIT PLAN The Company has a 401(k) Savings Plan under which the Company annually matches a portion of the amount of contributions made by the employee. All domestic employees with one year of continuous service are eligible for the plan. Company matching contributions are 100% vested, as are any contributions made by the employee. The Company may also make, in its sole discretion, annual discretionary contributions which vest over a six-year period. The Company has not made any discretionary contributions.

  Employer contributions relating to these plans were $138, $130 and $153 for the years ended September 30, 1996, 1995 and 1994, respectively.

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

  The rights agreement provides that, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding common stock, or (ii) 10 days following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common stock, the rights will be transferred with and only with the common stock.

  The rights are not exercisable until the earlier of such date described above and will expire on July 15, 1998, unless the final expiration date is extended or the rights are earlier redeemed by the Company at $.01 per right.

QUARTERLY FINANCIAL DATA The following table sets forth certain unaudited quarterly financial information.

                                              First     Second      Third     Fourth
Year ended September 30, 1996               Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------
     Sales                                  $41,714    $37,281    $47,863    $52,184
     Gross profit                             9,495      6,634     10,752     11,117
     Net income (loss)                          944       (824)     1,440      1,591
     Earnings (loss) per common share       $  0.13     ($0.13)   $  0.20    $  0.22

Year ended September 30, 1995
-------------------------------------------------------------------------------------
     Sales                                  $32,763    $34,193    $44,062    $48,432
     Gross profit                             7,840      7,963     10,313     11,249
     Net income                                 802        706      1,359      2,223
     Earnings per common share              $  0.11    $  0.10    $  0.19    $  0.30

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



            Column A                 Column B              Column C             Column D       Column E
---------------------------------  ------------     ----------------------     ----------     ----------
                                                           Additions
                                                          -----------

                                    Balance at      Charged to   Charged to                    Balance at
                                   Beginning of      Costs and      Other                        End of
    Description                       Period         Expenses     Accounts      Deductions       Period
---------------------------------  ------------     ----------   ----------     ----------     ----------
Reserve and allowances deducted
from asset accounts:
Allowance for uncollectible
accounts
Year Ended September 30, 1996       $  692,000       $316,000            $0      $110,000       $898,000
                                    ==========       ========    ==========      ========       ========
Year Ended September 30, 1995       $  852,000       $223,000            $0      $383,000       $692,000
                                    ==========       ========    ==========      ========       ========
Year Ended September 30, 1994       $1,051,000       $419,000            $0      $618,000       $852,000
                                    ==========       ========    ==========      ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 1997 Annual Meeting of Shareholders to be held on March 5, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.

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

          Included in Part II of this report:

                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report..............................................    23

Consolidated Balance Sheets -- September 30 1996 and 1995.................    24

Consolidated Statements of Operations --Years Ended September 30, 1996,
1995 and 1994.............................................................    25

Consolidated Statements of Cash Flows-- Years Ended September 30, 1996,
1995 and 1994.............................................................    26

Consolidated Statements of Shareholders' Equity -- Years Ended
September 30, 1996, 1995 and 1994.........................................    28

Notes to Consolidated Financial Statements................................    29

         2. Financial Statement Schedule:

         Included in Part II of this report:

II   -   Valuation and Qualifying Accounts................................    36

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

         3.  Exhibits:

         The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

         (b) Current Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

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

Dated:  December 27, 1996

                                        GUEST SUPPLY, INC.



                                        By /s/ Clifford W. Stanley
                                          ------------------------------
                                               Clifford W. Stanley
                                               President


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  December 27, 1996               By /s/ Clifford W. Stanley
                                           -----------------------------
                                               Clifford W. Stanley
                                               President, Principal
                                               Executive Officer and
                                               Director

Dated:  December 27, 1996               By /s/ Thomas M. Haythe
                                           -----------------------------
                                               Thomas M. Haythe
                                               Director

Dated:  December 27, 1996               By /s/ Peter L. Richard
                                           -----------------------------
                                               Peter L. Richard
                                               Director


Dated:  December 27, 1996               By /s/ Teri E. Unsworth
                                           -----------------------------
                                               Teri E. Unsworth
                                               Vice President -
                                               Market Development and
                                               Director


Dated:  December 27, 1996               By /s/ Edward J. Walsh
                                           -----------------------------
                                               Edward J. Walsh
                                               Director


Dated:  December 27, 1996               By /s/ George S. Zabrycki
                                           -----------------------------
                                               George S. Zabrycki
                                               Director


Dated:  December 27, 1996               By /s/ Paul T. Xenis
                                           ----------------------------
                                               Paul T. Xenis
                                               Vice President -
                                               Finance and Principal Financial
                                               and Accounting Officer

                               Index to Exhibits
                               -----------------

                                                                            Page
                                                                            ----

3(a)         Amended and Restated Certificate of
             Incorporation of the Company (incorporated by
             reference to Exhibit 3 to the Company's
             Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1996).                                          --

3(b)         Certificate of Amendment of the Amended and
             Restated Certificate of Incorporation of the
             Company (incorporated by reference to Exhibit 3
             to the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1996).                          --


3(c)         Certificate of Amendment of the Amended and
             Restated Certificate of Incorporation of the
             Company (incorporated by reference to Exhibit 3
             to the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1996).                          --

3(d)         Certificate of Amendment of the Amended and
             Restated Certificate of Incorporation of the
             Company (incorporated by reference to Exhibit 3
             to the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1996).                          --

3(e)         Certificate of Correction to the Certificate of
             Amendment of the Amended and Restated
             Certificate of Incorporation of the Company,
             (incorporated by reference to Exhibit 3(d) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1993).                             --

3(f)         Certificate of Merger of Miraflores Designs,
             Inc. into the Company (incorporated by
             reference to Exhibit 3(e) to the Company's
             Annual Report on Form 10-K for the year ended
             September 30, 1993).                                            --

3(g)         Amended and Restated By-Laws of the
             Company(incorporated by references to Exhibit
             3(f) to the Company's Annual Report on Form 10-
             K for the year ended September 30, 1994).                       --

4(a)         Article THIRD of Certificate of Incorporation
             of the Company (incorporated by reference to
             Exhibit 3(a) to Registration Statement on Form
             S-1 No. 33-7246).                                               --

4(b)         Form of Series W Warrant Certificate to
             purchase Common Stock of the Company
             (incorporated by reference to Exhibit 4(b) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1994).                             --

4(c)         Form of Series A Warrant Certificate to
             purchase Common Stock of the Company
             (incorporated by reference to Exhibit 4(c) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1994).                             --

4(d)         Form of Series B Warrant Certificate to
             purchase Common Stock of the Company
             (incorporated by reference to Exhibit 4(d) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1994).                             --

4(e)         Rights Agreement dated as of July 15, 1988
             between the Company and First Fidelity Bank
             (incorporated by reference to Exhibit 4(e) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1993).                             --

10(a)        1983 Stock Option Plan of the Company, as
             amended (incorporated by reference to Exhibit
             10(a) to Company's Annual Report on Form 10-K
             for the year ended September 30, 1993).                         --

10(b)        1993 Employee Stock Purchase Plan (incorporated
             by reference to Exhibit 4.4 to Registration
             Statement on Form S-8 No. 33-63352).                            --

10(c)        1993 Stock Option Plan of the Company
             (incorporated by reference to Exhibit 4.1 to
             Registration Statement on Form S-8 No. 33-
             63352).                                                         --

10(d)        Lease dated February 28, 1985 between the
             Company and The Benenson Capital Company
             (incorporated by reference to Exhibit 10(l) to
             Registration Statement on Form S-1 No. 2-
             98274).                                                         --

10(e)        Lease dated October 28, 1985 between the
             Company and Shore Point Distributors
             (incorporated by reference to Exhibit 10(y) to
             Registration Statement on Form S-1 No.
             33-7246).                                                       --

10(f)        Employment Agreement dated as of January 11,
             1988 between the Company and Clifford W.
             Stanley (incorporated by reference to Exhibit
             10(g) to the Company's Annual Report on Form 10-
             K for the year ended September 30, 1994).                       --

10(g)        Employment Agreement dated as of January 11,
             1988 between the Company and James H.
             Riesenberg (incorporated by reference to
             Exhibit 10(h) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1994).                                                          --

10(h)        Employment Agreement dated as of January 11,
             1988 between the Company and Teri E. Unsworth
             (incorporated by reference to Exhibit 10(i) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1994).                             --

10(i)        Guest Supply, Inc. 401(k)
             Plan & Trust . . . . . . . . . . . . . . . . . . . . . . . . .

10(j)        Guest Supply, Inc. 1996 Long Term
             Incentive Plan . . . . . . . . . . . . . . . . . . . . . . . .

10(k) Revolving Credit and Term Loan Agreement dated October 31, 1995 among Guest Supply, Inc., Guest Packaging, Inc. and Breckenridge-Remy Co., as the Borrower, and PNC Bank, National Association and First Fidelity Bank, N.A., as Lenders, and PNC Bank, National Association, as Agent

             (incorporated by reference to Exhibit 10(k) to
             the Company's Annual Report on Form 10-K for the
             year ended September 30, 1995).                                 --

10(l)        Term Note dated October 31, 1995 in the
             principal amount of $3,749,996 executed by
             Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to PNC Bank,
             National Association (incorporated by reference
             to Exhibit 10(l) to the Company's Annual Report
             on Form 10-K for the year ended September 30, 1995).            --

10(m)        Term Note dated October 31, 1995 in the
             principal amount of $6,750,000 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to First Fidelity
             Bank, N.A. (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1995).                                                          --

10(n) Revolving Credit Note dated October 31, 1995 in the principal amount of $13,750,000 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to PNC Bank,
             National Association (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended September 30,
             1995).                                                          --

10(o) Revolving Credit Note dated October 31, 1995 in the principal amount of $8,250,000 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to First Fidelity
             Bank, N.A. (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1995).                                                          --

10(p) Existing Loan Note dated October 31, 1995 in the principal amount of $3,333,340 executed by Guest Supply, Inc., Guest Packaging, Inc. and
             Breckenridge-Remy Co. payable to PNC Bank,
             National Association

             (incorporated by reference to Exhibit 10(p) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1995).                             --

10(q)        Existing New Term Loan Note dated October 31,
             1995 in the principal amount of $4,166,664
             executed by Guest Supply, Inc., Guest
             Packaging, Inc. and Breckenridge-Remy Co.
             payable to PNC Bank, National Association
             (incorporated by reference to Exhibit 10(q) to
             the Company's Annual Report on Form 10-K for
             the year ended September 30, 1995).                             --

10(r) Security Agreement dated October 31, 1995 made by Guest Supply, Inc. in favor of PNC Bank,
             National Association, as Agent for the benefit of the Lenders (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1995).                                                          --

10(s) Security Agreement dated October 31, 1995 made by Guest Packaging, Inc. in favor of PNC Bank,
             National Association, as Agent for the benefit of the Lenders (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1995).                                                          --

10(t) Security Agreement dated October 31, 1995 made by Breckenridge-Remy Co. in favor of PNC Bank, National Association, as Agent for the benefit of the Lenders (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on
             Form 10-K for the year ended September 30,
             1995).                                                          --

10(u)        Employment Agreement dated as of July 29, 1988
             between the Company and Paul T. Xenis
             (incorporated by reference to Exhibit 10(a) to
             the Company's Quarterly Report on Form 10-Q for
             the quarter ended December 31, 1994).                           --

10(v)        Amendment No. 1 dated as of May 18, 1994 to the
             Employment Agreement dated
             as of July 29, 1988 between Company and Paul T.
             Xenis (incorporated by reference to Exhibit
             10(b) to the Company's Quarterly Report on Form
             10-Q for the quarter ended December 31, 1994).                  --

10(w)        Lease dated March 16, 1995 between the Company
             and The Morris Company (incorporated by
             reference to Exhibit 10(b) to the Company's
             Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1995).                                          --

10(X)        Amendment No. 1 to Revolving Credit and Term
             Loan Agreement (incorporated by reference to
             Exhibit 10 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1996).                --

10(y)        Amendment No. 2 to Revolving Credit and
             Term Loan Agreement    . . . . . . . . . . . . . . . . . . . .

21           Subsidiaries of the Registrant . . . . . . . . . . . . . . . .

23           Consent of KPMG Peat Marwick LLP . . . . . . . . . . . . . . .

24           Power of Attorney (see "Power of
             Attorney"in Form 10-K) . . . . . . . . . . . . . . . . . . . .

27           Financial Data Schedule  . . . . . . . . . . . . . . . . . . .


Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.