Form 10-Q
period 1996-12-31
GUEST SUPPLY INC
filed 1997-02-14
CIK 722642

1 of 11 pages
Index to Exhibits is on Page 10


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1996            Commission File #0-12567
===========================================================================
===========================================================================

                               GUEST SUPPLY, INC.
             (Exact name of registrant as specified in its charter)



          State of New Jersey                           22-2320483
    (State or other jurisdiction of               (Identification number)
     incorporation or organization)

         4301 U.S. Highway One                            08852
     Monmouth Junction, New Jersey                     (Zip Code)
(Address of principal executive offices)

           Registrants telephone number and area code   609-514-9696

===========================================================================
===========================================================================

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      x               No
                     -----------             -----------

The number of shares of common stock, without par value, outstanding as of December 31, 1996 was 6,165,375 shares.

                                     Part 1
                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              Dollars in Thousands


                                               December 31,   September 30,
                                                   1996           1996*
                                               ------------   ------------
                                                (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                      $  1,882      $  2,591
   Accounts receivable                              28,135        28,084
   Inventories                                      34,261        33,362
   Deferred income taxes                             1,510         1,557
   Prepaid expenses and other current assets         2,028         1,822
---------------------------------------------------------------------------
Total current assets                                67,816        67,416

   Equipment and leasehold improvements             31,448        29,810
   Other assets                                        133           134
   Excess of cost over net assets acquired           5,436         5,528
---------------------------------------------------------------------------
                                                  $104,833      $102,888
===========================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses          $ 27,214     $  28,320
   Current maturities of long-term debt              3,838         3,873
---------------------------------------------------------------------------
Total current liabilities                           31,052        32,193
===========================================================================
 Long-term debt                                     26,455        24,972
   Deferred income taxes                             3,624         3,320
---------------------------------------------------------------------------
Total long-term liabilities                         30,079        28,292
===========================================================================
Commitments and contingencies
Shareholders' equity:
   Preferred stock - without par value; authorized
     1,000,000 shares, outstanding none
   Common stock - without par value; authorized
     20,000,000 shares, issued and outstanding
     6,165,375 shares at December 31, 1996 and
     6,156,075 at September 30, 1996                   544           543
   Additional paid-in capital                       35,088        35,042
   Retained earnings                                 8,148         6,929
   Cumulative foreign currency translation
    adjustments                                        (78)         (111)
---------------------------------------------------------------------------
Total shareholders' equity                          43,702        42,403
---------------------------------------------------------------------------
                                                  $104,833      $102,888
===========================================================================
                     * From audited financial statements.
               The accompanying notes are an integral part of these
                   consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Dollars in Thousands, except per share amounts
                                  (Unaudited)


                                                    Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------

Sales                                             $ 47,656      $ 41,714
Cost of sales                                       36,585        32,219
---------------------------------------------------------------------------
Gross profit                                        11,071         9,495

Selling, general & administrative expenses           8,498         7,525
---------------------------------------------------------------------------
Operating income                                     2,573         1,970

Interest expense, net                                  526           420
---------------------------------------------------------------------------
Income before income taxes                           2,047         1,550

Income tax expense                                     828           607
---------------------------------------------------------------------------

Net income                                        $  1,219       $   943
===========================================================================
Earnings per common share                         $   0.17       $  0.13
===========================================================================
Weighted average shares outstanding              7,353,000     7,480,000
===========================================================================
                The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Thousands
                                  (Unaudited)


                                                    Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
Cash flows from operating activities:
Net income                                        $  1,219        $  943
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                     984           794
     Provision for losses on accounts receivable        62            75
     Deferred income tax expense                       351           (68)
     Gain on sale of fixed assets                      (72)
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable       (113)        2,505
     Increase in inventories                          (899)       (2,965)
     Increase in prepaid expenses and other
      current assets                                  (206)         (449)
     Decrease in other assets                            1             2
     Decrease in accounts payable and
      accrued expenses                              (1,106)       (8,589)
     Foreign currency translation adjustments           33            (1)
---------------------------------------------------------------------------
      Net cash provided by (used in)
       operating activities                            254        (7,753)
---------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                           (2,540)       (1,158)
     Proceeds from sale of fixed assets                 82
---------------------------------------------------------------------------
      Net cash used in investing activities         (2,458)       (1,158)
---------------------------------------------------------------------------
Cash flows from financing activities:
     Net (payments) borrowings on revolving
      credit agreement                               2,421        (2,455)
     Repayment of long-term debt                      (973)         (734)
     Proceeds from issuance of long-term debt                     10,500
     Proceeds from issuance of common stock             47
---------------------------------------------------------------------------
      Net cash provided by financing activities      1,495         7,311
---------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                                     (709)       (1,600)
Cash and cash equivalents at beginning of period     2,591         1,825
---------------------------------------------------------------------------
Cash and cash equivalents at end of period        $  1,882      $    225
===========================================================================
                The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                        GUEST SUPPLY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Dollars in Thousands


Three months ended December 31, 1996 vs. Three months ended December 31,1995
---------------------------------------------------------------------------
Sales for the three months ended December 31, 1996 increased by $5,942 or 14.2% to $47,656 from $41,714 for the three months ended December 31, 1995. Revenues generated from our hotel customers increased $2,616 or 7.7% to $36,812. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer product companies and retailers were $10,844 for the three months ended December 31, 1996 compared to $7,518 for the three months ended December 31, 1995. The increase of $3,326 or 44.2% was due to increased sales to an existing customer.

Gross profit for the three months ended December 31, 1996 was $11,071 or 23.2% of sales compared to $9,495 or 22.8% of sales for the three months ended December 31, 1995. The increase in gross profit as a percentage of sales was due primarily to increased sales to consumer product companies as well as improved efficiencies at the Company's manufacturing facility.

Selling, general and administrative expenses were $8,498 or 17.8% of sales for the three months ended December 31, 1996 compared to $7,525 or 18.0% of sales for the three months ended December 31, 1995. The increase of $973 or 12.9% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs associated with the Company's sales growth, as well as moving expenses incurred from relocation of the corporate office and warehouse facilities in the first quarter.

Interest expense was $526 for the three months ended December 31, 1996 compared to $420 for the three months ended December 31, 1995. The increase in interest of $106 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period were capitalized to the cost of the project.

Income tax expense was $828 for the three months ended December 31, 1996 compared with $607 for the prior period. This increase was primarily the result of an increase in pre-tax income of $497 as compared to prior year for the three months ended December 31, 1996. The income tax rate for the three months ended December 31, 1996 and December 31, 1995 was 40.4% and 39.2% respectively. This increase is the result of a reduction in the utilization of net operating loss carryforwards available for the three months ended December 31, 1996.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued


Liquidity and Capital Resources at December 31, 1996
----------------------------------------------------
At December 31, 1996, the Company had $36,764 of working capital compared to $35,223 at September 30, 1996. The increase of $1,541 is primarily the result of an increase in purchases of inventory and reductions in trade payables to agreed upon payment terms.

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500 term loan and a two-year $22,000 revolving credit facility. The term loan is payable in equal monthly installments of $125 which commenced in December, 1995 and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0% the bank's prime rate or a fixed rate, as selected by the Company. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500 which remained outstanding. The loans, which are payable in equal monthly installments, mature in February, 1999.

In February, 1997, the Company amended its revolving credit facility with the banks to allow for additional availability of $3,500 through July 31, 1997 and to modify a financial covenant.

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

Cautionary Statement
--------------------
This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated down-turn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of, or decline in sales to, a major customer and unforeseen inefficiencies at the Company's manufacturing facility or arising out of the transition to the Company's new warehouse facility. Accordingly, there can be no assurances that any anticipated future results will be achieved.

                   GUEST SUPPLY, INC. AND OTHER SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the three month period ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GUEST SUPPLY, INC.




Dated:         2/14/97             By:  s/Clifford W. Stanley
          -----------------            ---------------------------
                                        Clifford W. Stanley
                                        President & Chief Executive Officer



Dated:         2/14/97             By:  s/Paul T. Xenis
          -----------------            ---------------------------
                                        Paul T. Xenis
                                        Vice President, Finance

                               INDEX TO EXHIBITS


 Exhibit No.                      Description                       Page
------------        --------------------------------------       ----------
     27             Financial Data Schedule                          11