Form 10-Q
period 1997-03-31
GUEST SUPPLY INC
filed 1997-05-15
CIK 722642

1 of 12 pages
                                               Index to Exhibits is on Page 12



                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                    Quarterly Report under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997                   Commission File #1-11955
===============================================================================
===============================================================================


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

===============================================================================
===============================================================================

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

The number of shares of common stock, without par value, outstanding as of March 31, 1997 was 6,179,288 shares.

                                      Part 1


                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               Dollars in Thousands

                                                     March 31,   September 30,
                                                        1997          1996*
                                                   ------------- -------------
                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                          $  2,313      $  2,591
   Accounts receivable                                  26,397        28,084
   Inventories:
     Raw materials                                       8,341        10,441
     Finished goods                                     23,248        22,921
   Deferred income taxes                                 1,937         1,557
   Prepaid expenses and other current assets             1,837         1,822
-------------------------------------------------------------------------------
Total current assets                                    64,073        67,416

   Equipment and leasehold improvements                 32,299        29,810
   Other assets                                            131           134
   Excess of cost over net assets acquired               5,344         5,528
-------------------------------------------------------------------------------
                                                      $101,847      $102,888
===============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $ 27,064       $28,320
   Current maturities of long-term debt                  3,800         3,873
-------------------------------------------------------------------------------
Total current liabilities                               30,864        32,193
===============================================================================

   Long-term debt                                       24,953        24,972
   Deferred income taxes                                 3,484         3,320
-------------------------------------------------------------------------------
Total long-term liabilities                             28,437        28,292
===============================================================================

Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value; authorized
     1,000,000 shares, outstanding none
   Common stock - without par value; authorized
     20,000,000 shares, issued and outstanding
     6,179,288 shares at March 31, 1997 and
     6,156,075 at September 30, 1996                       545           543
   Additional paid-in capital                           35,227        35,042
   Retained earnings                                     6,829         6,929
   Cumulative foreign currency translation adjustments     (55)         (111)
-------------------------------------------------------------------------------
Total shareholders' equity                              42,546        42,403
-------------------------------------------------------------------------------
                                                      $101,847      $102,888

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

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Dollars in Thousands, except per share amounts
                                   (Unaudited)


                                      Six Months Ended     Three Months Ended
                                          March 31,             March 31,
                                     -------------------  ---------------------
                                      1997       1996       1997       1996
                                     --------- ---------  ---------- ----------


Sales                                $ 91,942  $ 78,995    $ 44,287   $ 37,281
Cost of sales                          73,948    62,866      37,364     30,647
-------------------------------------------------------------------------------
Gross profit                           17,994    16,129       6,923      6,634

Selling, general &
 administrative expenses               17,003    14,982       8,505      7,457
-------------------------------------------------------------------------------
Operating income (loss)                   991     1,147      (1,582)      (823)

Interest expense, net                   1,027       873         501        454
-------------------------------------------------------------------------------
Income (loss) before income taxes         (36)      274      (2,083)    (1,277)

Income tax expense (benefit)               64       154        (764)      (453)
-------------------------------------------------------------------------------

Net income (loss)                   ($    100) $    120   ($  1,319) ($    824)
===============================================================================

Earnings (loss) per common share    ($   0.01) $    0.02  ($   0.21) ($   0.13)
===============================================================================
Weighted average shares outstanding 6,766,000  6,816,000  6,179,000  6,149,000
===============================================================================
              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Dollars in Thousands
                                   (Unaudited)

                                                            Six  Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Net income (loss)                                           ($100)        $120
Adjustments to reconcile net income
 to net cash provided by operating activities:
     Depreciation and amortization                          1,952        1,590
     Provision for losses on accounts receivable              203         (107)
     Deferred income tax expense                             (216)         475
     Gain on sale of fixed assets                            (125)
Changes in assets and liabilities:
     Decrease in accounts receivable                        1,484        5,878
     (Increase) decrease in inventories                     1,773       (5,068)
     Increase in prepaid expenses
      and other current assets                                (15)        (509)
     (Increase) decrease in other assets                        3          (35)
     Decrease in accounts payable and
      accrued expenses                                     (1,256)      (5,277)
-------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities   3,703       (2,933)
-------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                  (4,286)      (2,270)
     Proceeds from sale of fixed assets                       154
-------------------------------------------------------------------------------
        Net cash used in investing activities              (4,132)      (2,270)
-------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving credit agreement              24,635       30,545
     Repayment on revolving credit agreement              (22,779)     (33,620)
     Repayment of long-term debt                           (1,948)      (1,711)
     Proceeds from issuance of long-term debt                           10,500
     Proceeds from issuance of common stock                   187           49
-------------------------------------------------------------------------------
        Net cash provided by financing activities              95        5,763
     Foreign currency translation adjustments                  56           36
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (278)         596
Cash and cash equivalents at beginning of period            2,591        1,825
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $2,313       $2,421
===============================================================================
                 The accompanying notes are an integral part of
                these consolidated condensed financial statements.

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage ment, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.


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

Six months ended March 31, 1997 vs. Six months ended March 31, 1996
-------------------------------------------------------------------

Sales for the six months ended March 31, 1997 increased by $12,947 or 16.4% to $91,942 from $78,995 for the six months ended March 31, 1996. Revenues generated from our hotel customers increased $7,592 or 11.1% to $76,295. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer product companies and retailers were $15,647 for the six months ended March 31, 1997 compared to $10,292 for the six months ended March 31, 1996. The increase of $5,355 or 52% was due to increased sales to an existing customer.

Gross profit for the six months ended March 31, 1997 was $17,994 or 19.6% of sales compared to $16,129 or 20.4% of sales for the six months ended
March 31, 1996. The decrease in gross profit as a percentage of sales was due primarily to a charge to cost of sales in the second quarter of $2,187 to write-off damaged, obsolete and sub-standard inventory offset by increased sales to consumer product companies, as well as improved efficiencies at the Company's manufacturing facility. Excluding this charge, gross profit increased by $4,052 or 25.1% to $20,181 or 21.9% of sales compared to $16,129 or 20.4% for the prior period.


Selling, general and administrative expenses were $17,003 or 18.5% of sales for the six months ended March 31, 1997 compared to $14,982 or 19.0% of sales for the six months ended March 31, 1996. The increase of $2,021 or 13.5% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs associated with the Company's sales growth, and non-recurring expenses of $426 in connection with the consolidation of seven warehouses which included moving expenses, redundant rents, taxes, occupancy expenses, equipment and labor costs.

Interest expense was $1,027 for the six months ended March 31, 1997 compared to $873 for the six months ended March 31, 1996. The increase in interest of $154 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period were capitalized to the cost of the project.

Income tax expense was $64 for the six months ended March 31, 1997 compared with $154 for the prior period. This decrease was primarily the result of a decrease in pre-tax income of $310 as compared to prior year for the six months ended March 31, 1997.

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               Dollars in Thousands


Three months ended March 31, 1997 vs. Three months ended March 31, 1996
-----------------------------------------------------------------------

Sales for the three months ended March 31, 1997 increased by $7,006 or 18.8% to $44,287 from $37,281 for the three months ended March 31, 1996. Revenues generated from our hotel customers increased $4,977 or 14.4% to $39,484. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer product companies and retailers were $4,803 for the three months ended March 31, 1997 compared to $2,774 for the three months ended March 31, 1996. The increase of $2,029 or 73.1% was due to increased sales to an existing customer.

Gross profit for the three months ended March 31, 1997 was $6,923 or 15.6% of sales compared to $6,634 or 17.8% of sales for the three months ended
March 31, 1996. The decrease in gross profit as a percentage of sales was due primarily to a charge to cost of sales of $2,187 to write off damaged, obsolete and sub-standard inventory offset by increased sales to consumer product companies as well as improved efficiencies at the Company's manufacturing facility. Excluding this charge, gross profit increased by $2,476 or 37.3% to $9,110 or 20.6% of sales compared to $6,634 or 17.8% for the prior period.

Selling, general and administrative expenses were $8,505 or 19.2% of sales for the three months ended March 31, 1997 compared to $7,457 or 20.0% of sales for the three months ended March 31, 1996. The increase of $1,048 or 14.1% was due primarily to increased payroll and payroll related costs, warehousing costs associated with the Company's sales growth, and non-recurring expenses of $426 in connection with the consolidation of seven warehouses which includes moving expenses, redundant rents, taxes, occupancy expenses, equipment and labor costs. Excluding this non-recurring charge, selling, general and administrative expenses increased by $622 or 8.3% to $8,079 or 18.2% of sales compared to $7,457 or 20.0% for the prior period.


Interest expense was $501 for the three months ended March 31, 1997 compared to $454 for the three months ended March 31, 1996. The increase in interest of $47 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period were capitalized to the cost of the project.

Income tax benefit was $764 for the three months ended March 31, 1997 compared with $453 for the prior period. This increase was primarily the result of an increase in pre-tax loss of $806 for the three months ended March 31, 1997 as compared to the prior year.

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    continued


Liquidity and Capital Resources at March 31, 1997
-------------------------------------------------

At March 31, 1997, the Company had $33,209 of working capital compared to $35,223 at September 30, 1996. The decrease of $2,014 is primarily the result of a decrease in accounts receivable and inventory of $1,687 and $1,773 respectively, offset by reductions in current liabilities of $1,329.

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500 term loan and a $22,000 revolving credit facility. The term loan is payable in equal monthly installments of $125 which commenced in December, 1995 and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.0% to 1.5%, the bank's prime rate or a fixed rate, as selected by the Company and matures in October, 1998. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500 which remained outstanding. The loans, which are payable in equal monthly installments, mature in February, 1999.

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

                       GUEST SUPPLY, INC. AND SUBSIDIARIES
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    continued


Recently Issued Accounting Standards, continued
-----------------------------------------------

The Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed (SFAS No. 121). This new standard requires the assessment of the recoverability of long-lived assets and certain intangi bles and related goodwill and recognition of any impairment losses. The Company does not believe the adoption of SFAS No. 121 will have a material effect on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 1995.

Cautionary Statement
--------------------


This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated slowdown in the lodging industry or in contract manufacturing (or both) resulting in lower demand for the Company's products, unforeseen inefficiencies at the Company's manufacturing or distribution facilities, an increase in price pressures or the loss of, or a decline in sales to, a major customer. Accordingly, there can be no assurances that any antici pated future results will be achieved.

                    GUEST SUPPLY, INC. AND OTHER SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the three month period ended March 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GUEST SUPPLY, INC.




Dated:         5/14/97                  By: s/Clifford W. Stanley
      ------------------------              ----------------------------------
                                            Clifford W. Stanley
                                            President & Chief Executive Officer


Dated:         5/14/97                  By: s/Paul T. Xenis
      ------------------------              ----------------------------------
                                            Paul T. Xenis
                                            Vice President, Finance

                                INDEX TO EXHIBITS


Exhibit No.                       Description                      Page
-----------         -------------------------------------       ----------
    27                     Financial Data Schedule                  13