Form 10-Q
period 1997-06-30
GUEST SUPPLY INC
filed 1997-08-14
CIK 722642

1 of 13 pages
                                            Index to Exhibits is on Page 12



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended June 30, 1997                Commission File #1-11955
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

                  Yes      x                  No
                      ----------              ----------

The number of shares of common stock, without par value, outstanding as of June 30, 1997 was 6,179,288 shares.

                                     Part 1
                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              Dollars in Thousands


                                                   June 30,      September 30,
                                                     1997            1996*
                                                 ------------     ------------
                                                  (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                      $  2,338        $  2,591
   Accounts receivable                              29,034          28,084
   Raw materials                                     8,037          10,441
   Finished goods                                   24,883          22,921
   Deferred income taxes                             2,028           1,557
   Prepaid expenses and other current assets         2,119           1,822
---------------------------------------------------------------------------
Total current assets                                68,439          67,416

   Equipment and leasehold improvements             32,423          29,810
   Other assets                                        148             134
   Excess of cost over net assets acquired           5,251           5,528
---------------------------------------------------------------------------
                                                  $106,261        $102,888
===========================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses          $ 29,150        $ 28,320
   Current maturities of long-term debt              3,763           3,873
---------------------------------------------------------------------------
Total current liabilities                           32,913          32,193
===========================================================================
   Long-term debt                                   24,938          24,972
   Deferred income taxes                             4,223           3,320
---------------------------------------------------------------------------
Total long-term liabilities                         29,161          28,292
===========================================================================

Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value;
     authorized 1,000,000 shares, outstanding
     none
   Common stock - without par value;
     authorized 20,000,000 shares, issued
     and outstanding 6,179,288 shares at
     June 30, 1997 and 6,156,075 at
     September 30, 1996                                545             543
   Additional paid-in capital                       35,227          35,042
   Retained earnings                                 8,447           6,929
   Cumulative foreign currency translation
     adjustments                                       (32)           (111)
---------------------------------------------------------------------------
Total shareholders' equity                          44,187          42,403
---------------------------------------------------------------------------
                                                  $106,261        $102,888
===========================================================================
                      * From audited financial statements.
             The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  In Thousands
                            except per share amount
                                  (Unaudited)


                                      Nine Months Ended    Three Months Ended
                                           June 30,             June 30,
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------
Sales                                 $144,514  $126,858   $ 52,571  $ 47,863
Cost of sales                          114,776    99,976     40,827    37,111
-----------------------------------------------------------------------------
Gross profit                            29,738    26,882     11,744    10,752

Selling, general & administrative
  expenses                              25,529    22,903      8,526     7,920
-----------------------------------------------------------------------------
Operating income                         4,209     3,979      3,218     2,832

Interest expense, net                    1,531     1,298        504       425
-----------------------------------------------------------------------------
Income before income taxes               2,678     2,681      2,714     2,407

Income tax expense                       1,160     1,121      1,096       967
-----------------------------------------------------------------------------

Net income                              $1,518    $1,560     $1,618    $1,440
=============================================================================

Earnings per common share                $0.22     $0.22      $0.23     $0.20
=============================================================================

Weighted average shares outstanding      6,897     6,990      7,160     7,341
=============================================================================

             The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Thousands
                                  (Unaudited)


                                                      Nine Months Ended
                                                            June 30,
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
Net income                                           $  1,518       $  1,560
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      2,951          2,392
     Provision for losses on accounts receivable          729           (104)
     Deferred income tax expense                          432            916
     Gain on sale of fixed assets                        (138)

Changes in assets and liabilities:
     (Increase) decrease in accounts receivable        (1,679)         1,625
     (Increase) decrease in inventories                   442         (5,163)
     Increase in prepaid expenses and other
       current assets                                    (298)          (429)
     Increase in other assets                             (14)           (30)
     Increase (decrease) in accounts payable and
       accrued expenses                                   830         (4,642)
-----------------------------------------------------------------------------
        Net cash provided by (used in)
          operating activities                          4,773         (3,875)
-----------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                              (5,316)        (3,253)
     Proceeds from sale of fixed assets                   168
-----------------------------------------------------------------------------
      Net cash used in investing activities            (5,148)        (3,253)
-----------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving credit agreement          37,743         44,025
     Repayment on revolving credit agreement          (34,964)       (44,385)
     Repayment of long-term debt                       (2,923)        (2,683)
     Proceeds from issuance of long-term debt                         10,500
     Proceeds from issuance of common stock               187             53
-----------------------------------------------------------------------------
      Net cash provided by financing activities            43          7,510

     Foreign currency translation adjustments              79             37
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (253)           419
Cash and cash equivalents at beginning of period        2,591          1,825
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  2,338       $  2,244
=============================================================================
             The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

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


Nine months ended June 30, 1997 vs. Nine months ended June 30, 1996
-------------------------------------------------------------------

Sales for the nine months ended June 30, 1997 increased by $17,656 or 13.9% to $144,514 from $126,858 for the nine months ended June 30, 1996.
Revenues generated from our hotel customers increased $13,688 or 12.4% to $123,636. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer products companies and retailers were $20,878 for the nine months ended June 30, 1997 compared to $16,910 for the nine months ended June 30, 1996. The increase of $3,968 or 23.5% was due to increased sales to an existing customer.

Gross profit for the nine months ended June 30, 1997 was $29,738 or 20.6% of sales compared to $26,882 or 21.2% of sales for the nine months ended June 30, 1996. The decrease in gross profit as a percentage of sales was due primarily to a charge to cost of sales in the second quarter of $2,187 to write-off damaged, obsolete and sub-standard inventory offset by increased sales to consumer products companies, as well as improved efficiencies at the Company's manufacturing facility. Excluding this charge, gross profit increased by $5,043 or 18.8% to $31,925 or 22.1% of sales compared to $26,882 or 21.2% for the prior period.

Selling, general and administrative expenses were $25,529 or 17.7% of sales for the nine months ended June 30, 1997 compared to $22,903 or 18.1% of sales for the nine months ended June 30, 1996. The increase of $2,626 or 11.5% was due primarily to increased payroll and payroll related costs, warehousing and delivery costs associated with the Company's sales growth, and non-recurring expenses of $426 in connection with the consolidation of seven warehouses which included moving expenses, redundant rents, taxes, occupancy expenses, equipment and labor costs. Excluding the non-recurring charge, selling general and administrative expenses increased by $2,200 or 9.6% to $25,103 or 17.4% of sales compared to $22,903 or 18.1% for the prior period.

Interest expense was $1,531 for the nine months ended June 30, 1997 compared to $1,298 for the nine months ended June 30, 1996. The increase in interest of $233 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period were capitalized to the cost of the project.

Income tax expense was $1,160 for the nine months ended June 30, 1997 compared with $1,121 for the prior period.

               GUEST SUPPLY, INC. AND SUBSIDIARIES
        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Dollars in Thousands


Three months ended June 30, 1997 vs. Three months ended June 30, 1996
---------------------------------------------------------------------

Sales for the three months ended June 30, 1997 increased by $4,708 or 9.8% to $52,571 from $47,863 for the three months ended June 30, 1996. Revenues generated from our hotel customers increased $6,095 or 14.8% to $47,340. This increase is primarily due to selling additional products to existing customers and the addition of new customers.

Sales to consumer products companies and retailers were $5,231 for the three months ended June 30, 1997 compared to $6,618 for the three months ended June 30, 1996. The decrease of $1,387 or 21% was due to a decrease in sales to two existing customers.

Gross profit for the three months ended June 30, 1997 was $11,744 or 22.3% of sales compared to $10,752 or 22.5% of sales for the three months ended June 30, 1996. The decrease in gross profit as a percentage of sales was due primarily to lower sales to consumer products companies.

Selling, general and administrative expenses were $8,526 or 16.2% of sales for the three months ended June 30, 1997 compared to $7,920 or 16.5% of sales for the three months ended June 30, 1996. The increase of $606 or 7.7% was due primarily to increased payroll, payroll related costs and warehousing costs associated with the Company's sales growth.

Interest expense was $504 for the three months ended June 30, 1997 compared to $425 for the three months ended June 30, 1996. The increase in interest of $79 can be attributed to an increase in borrowings to fund our capital expansion program. Interest costs incurred on borrowings during the construction and installation period were capitalized to the cost of the project.

Income tax expense was $1,096 for the three months ended June 30, 1997 compared with $967 for the prior period. This increase was primarily the result of an increase in pre-tax income of $307 for the three months ended June 30, 1997 as compared to the prior year.

               GUEST SUPPLY, INC. AND SUBSIDIARIES
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            continued


Liquidity and Capital Resources at June 30, 1997
------------------------------------------------

At June 30, 1997, the Company had $35,526 of working capital compared to $35,223 at September 30, 1996. The increase of $303 is primarily the result of an increase in accounts receivable and deferred income taxes of $950 and $471 respectively, offset by increases in accounts payable and accrued expenses of $830.

On October 31, 1995, the Company entered into a credit facility with two banks for a seven-year $10,500 term loan and a $22,000 revolving credit facility. The term loan is payable in equal monthly installments of $125 which commenced in December, 1995 and bears interest at a rate equal to 7.0% per annum. The revolving credit loans under the credit facility bear interest at a rate equal to LIBOR plus 1.5%, the bank's prime rate or a fixed rate, as selected by the Company and matures in October, 1998. The proceeds under this credit facility were used to repay the outstanding balance under the existing revolving credit facility and for future working capital needs. At the time of this agreement, the Company had existing term loans totaling $7,500 which remained outstanding. The loans, which are payable in equal monthly installments, mature in February, 1999.

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

b) No reports on Form 8-K have been filed during the three month period ended June 30,
     1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GUEST SUPPLY, INC.




Dated:         8/14/97               By:  /s/Clifford W. Stanley
      -------------------------         -----------------------------------
                                        Clifford W. Stanley
                                        President & Chief Executive Officer




Dated:         8/14/97               By:  /s/Paul T. Xenis
      -------------------------         -----------------------------------
                                        Paul T. Xenis
                                        Vice President, Finance

                               INDEX TO EXHIBITS




 Exhibit No.                     Description                        Page
-------------        ------------------------------------         --------
     27              Financial Data Schedule                         13