Form 10-K
period 1997-09-30
GUEST SUPPLY INC
filed 1997-12-10
CIK 722642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---- OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 30, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---- OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to

                         Commission file number 1-11955

                               GUEST SUPPLY, INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 New Jersey                               22-2320483
     -------------------------------              -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           4301 U.S. Highway One
       Monmouth Junction, New Jersey                        08852-0902
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (609) 514-9696

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                          on which registered
-------------------------------              ----------------------------
Common Stock, without par value              New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ---------------
                                (Title of class)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----        -----

          Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

               Aggregate market value as of
               November 21, 1997 . . . . . . . . . . . . . $89,902,902

               Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

               Common Stock, without par value, as of
                    November 21, 1997. . . . . . . . . . . . 6,227,807

                 DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on January 15, 1998.

                                PART I


     ITEM 1.   BUSINESS.

     General
     -------
               The Company operates principally as a
     manufacturer, packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages personal care products for major consumer products and retail companies. Personal care guest amenity items include shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shoe care and sewing kits, shower caps, soap dishes and decorative containers and trays. The Company makes available more than 20 amenity items in a variety of brands in Company-designed packaging options. Housekeeping supplies for the lodging industry consist primarily of paper products, cleaning chemicals and cleaning implements. Room accessories include such items as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. Textiles include sheets, towels and bedding. In total, the Company distributes more than 100 different product categories. The products manufactured and packaged for its consumer products and retail customers include health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives.

               The Company has pursued a strategy designed to enhance its leadership position in the lodging supply industry by becoming a full-service company with a nationwide network of Company-operated distribution centers which provide prompt delivery to hotel properties. Each center consists of a warehouse and sales office and is staffed by sales personnel who call on customers to obtain orders and provide customer service.

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

               Customized individual amenity programs typically consist of six to 12 amenity and accessory items.
     Individual programs generally involve more elaborate designing and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment. The Company has designed individual amenity programs for such lodging establishments as Scottsdale Princess in Scottsdale, Arizona, Boston Harbor Hotel in Boston, Massachusetts, Nikko Hotels International in New York, New York, and The Registry Hotels in Dallas, Texas, and for cruiseship lines such as Holland America and Royal Caribbean.

               The Company sells amenities in uncustomized color coordinated packaging under such brand names as Jhirmack , Jergens , Bath and Body Works and Neutrogena . Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own lines of guest amenity lines under the "Heritage Collection ," "Botanicals " and "Nautic " labels.

               The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 14,000 customers worldwide. The Company has supply agreements with each of the 10 largest lodging chains in the United States.

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

               As part of this strategy, the Company, through its manufacturing subsidiary Guest Packaging, Inc., manufactures and packages substantially all of its liquid products such as shampoos, hair conditioners, hand and body lotions and bath gels, as well as a portion of its bar soap requirements. The Company's manufacturing operations allow the Company to provide both the service and wide variety of products required by the lodging industry. In fiscal 1997, the Company completed a program to expand its manufacturing facility and to increase its production capability and capacity. See "Manufacturing, Packaging and Shipping" below.

               The Company's Breckenridge-Remy Co.
     ("Breckenridge") subsidiary (doing business as Guest Distribution) also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 12 distribution centers. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service.
     The Company currently has approximately 110 sales consultants. Management believes that the Company's product line and distribution capability has provided improved service to all of its customer groups.

     Products
     --------
               The Company markets and sells a broad range of personal care, housekeeping and disposable products for use in lodging establishments. The Company's amenity product line consists of more than 20 different products, including shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shower caps, soap dishes, shoe shine and sewing kits and decorative containers and trays. Six amenity products account for a substantial majority of the Company's sales of customized and uncustomized packaging options. The Company's housekeeping, room accessory and textile product lines include paper products, cleaning chemicals, cleaning implements, sheets, towels and other bed linens, and other housekeeping items and accessories such as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. The Company believes that its range of products for the lodging industry is one of the most extensive available from a single source in the United States.

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

               The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended September 30, 1997, less than 10% of the Company's sales were attributable to sales of national brand name products which include Bath and Body Works , Jhirmack , Jergens and Neutrogena .

               Guest Supply also markets guest amenity programs under the "Institute Swiss " label and under Guest Supply's "Botanicals ," "Nautic ," "Heritage Jefferson Floral ," "Heritage American Country " and "Heritage Yankee Stripes ". These programs were designed by the Company as an alternative to customized amenity programs with inventory available for immediate delivery.

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

               The Company employs direct sales personnel who consult regularly with the Company's existing customers and solicit new customers. In addition, the Company employs in-house sales people responsible for telemarketing sales and customer service. Further, the senior management of the Company devotes a substantial amount of time to sales activities, as well as to the overall coordination of customers' amenity programs and the development of new concepts to enhance the effectiveness of the programs. The Company believes that prompt, professional and responsive customer service is an important element in attracting new customers and satisfying existing ones.

               In addition, the Company maintains regional distribution centers throughout the United States. This distribution network consists of 12 regional warehouses and a central warehouse and distribution facility in Sayreville, New Jersey. These distribution centers provide the Company with the ability to deliver manufactured and purchased products to the lodging properties served by the Company throughout the United States. In addition, each regional distribution center is staffed with route salespersons who call on customers to obtain sales orders and provide direct customer service. See "Item 2. Properties."

               The Company attends most major trade conventions and exhibits its product lines at such events.

               At September 30, 1997 and 1996, one customer accounted for 20.1% and 22.2%, respectively, of the Company's total accounts receivable, and 13.2% and 11.1%, respectively, of the Company's total sales in 1997 and 1996. For the year ended September 30, 1995, sales to two customers totaled 11.3% and 10.8% of the Company's total sales and accounted for approximately 36% of the Company's total accounts receivable.

               The Company's consolidated sales included approximately $5,789,000, $5,750,000 and $4,882,000, respectively, by foreign subsidiaries for the fiscal years ended September 30, 1997, September 30, 1996 and
     September 30, 1995. The Company currently has subsidiaries located in England, New Zealand and Canada.

               At September 30, 1997 and September 30, 1996, the Company had unfilled orders for its products which aggregated approximately $11,215,000 and $12,500,000, respectively. Most of the amount for fiscal 1997 is expected to be shipped by September 30, 1998. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable house-keeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.

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

               In fiscal 1997, the Company completed a program to expand its manufacturing facility and to increase its production capability and capacity. As part of this expansion project, 18,000 square feet of manufacturing space was added to the Company's facility in Rahway, New Jersey. Additional mixing and storage tanks were installed increasing compounding capacity by more than 350%. The Company installed four new high-speed filling lines which are highly automated and provide the Company with the capacity and capability to manufacture retail size health and beauty aid products in high volume.

               In December 1996, the Company occupied a new, leased 226,000 square foot warehouse facility in Sayreville, New Jersey, which consolidated all of the Company's New Jersey warehousing facilities. The new facility was fully operational by April 1, 1997. The Company believes that with the new equipment and systems, it will be in a position to improve efficiency in the production of high-quality health and beauty aid products thereby providing the Company with what it believes will be a competitive advantage. See "Item 2. Properties" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

     Proprietary Rights
     ------------------
               Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply , L'avenie , Guest Design , Whispermint , Alliance , Evergreen , Botanicals , Nautic and the Heritage Collection . The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company.

               In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company without the Company's consent. The aggregate net book value of all molds owned by the Company at September 30, 1997 was approximately $1,583,000.

     Competition
     -----------
               The business of supplying disposable products, amenities and accessories to the lodging industry and of manufacturing and packaging personal care products for consumer product and retail companies is highly competitive. Important competitive factors include price, product range, distribution capability and product quality and design. The Company competes with companies which offer customized amenity programs and broad lines of customized and uncustomized amenity and personal care products, as well as large distributors of housekeeping and related products.
               The Company believes that it can compete effectively with these companies in view of the variety and quality of products it offers, the scope and efficiency of customer services, its distribution capability and price.
     In addition, the Company believes that its ability to offer professional and sophisticated design assistance in formulating customized amenity programs and products for customers enhances its competitive position and distinguishes the Company from most of its competitors.

     Personnel
     ---------
               As of September 30, 1997, the Company had approximately 880 employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

     Executive Officers
     ------------------
               The current executive officers of the Company are as follows:

                                                              Age at
     Name                 Position with the Company      September 30, 1997
     -------------------  ---------------------------    ------------------
     Clifford W. Stanley  President, Chief Executive             51
                          Officer and Chairman of
                          the Board of Directors

     R. Eugene Biber      Vice President - Operations            49

     Teri E. Unsworth     Vice President - Market                46
                          Development and Director

     Paul T. Xenis        Vice President - Finance               37
                          and Secretary


               Clifford W. Stanley has been President and Chief Executive Officer of the Company since January 1988, a director of the Company since January 1987 and Chairman of the Board of Directors since August 1997. From April 1986 to January 1988, he was Executive Vice President and Chief Financial Officer of the Company. Mr. Stanley joined the Company in August 1985 as Vice President - Finance. From 1984 until joining the Company, Mr. Stanley was Vice President and Chief Operating Officer for Transfer Print Foils, Inc. (hot stamping foils). During the period from 1982 to 1984, he was Vice President of Finance for the Permacel Division of Avery International. From 1979 through 1982, Mr. Stanley was a Vice President of Johnson & Johnson.

               R. Eugene Biber has been Vice President -
     Operations of the Company since 1997. Prior to joining the Company, Mr. Biber was Senior Vice President at Dep Corporation from 1988 to 1995. Prior to 1988, Mr. Biber worked for Richardson-Vicks and Procter & Gamble, where he was Director of Manufacturing and Distribution for a hair-care division.

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

               In connection with its manufacturing and packaging operations, the Company currently leases a manufacturing facility in Rahway, New Jersey. The manufacturing facility consists of approximately 68,000 square feet of space. The lease for this facility expires in 2010. See "Item 1. Business - Manufacturing, Packaging and Shipping" above. This lease may be cancelled by the Company on 90 days' notice.

               During fiscal 1997, the Company moved into a newly constructed 226,000 square foot distribution and warehouse facility designed to its specifications in Sayreville, New Jersey. This new facility consolidated all of the Company's then existing New Jersey warehousing facilities. The lease for the facility expires in November 2006.

               As part of its regional distribution strategy, the Company currently also leases 12 regional warehouses. The warehouses range in size from 12,000 square feet to 60,000 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California, Georgia and North Carolina. The leases for these warehouses have expiration dates through 2003.

     ITEM 3.   LEGAL PROCEEDINGS.

               In July 1994, Valley Products Co., Inc. ("Valley") commenced an action in the United States District Court for the Western District of Tennessee against Hospitality Franchise Systems, Inc. ("HFS") and certain of its subsidiaries (including those that franchise Days Inn, Howard Johnson, Ramada, Super 8 and Park Inn hotels and motels), and against the Company and Marietta Corporation ("Marietta").

               The complaint arose from HFS's decision to terminate Valley's authority to sell guest room amenities to HFS franchisees, and to enter into "preferred vendor agreements" with the company and Marietta for guest room amenities. The complaint alleged claims under federal and state antitrust laws for tying, exclusive dealing and monopolization, and related common law and federal trademark law claims.

               On December 22, 1994, the District Court issued an order dismissing the Valley complaint as to all defendants and denying Valley's motion to amend its complaint. Valley appealed that order to the United States Court of Appeals in May 1996.

               On October 22, 1997, the Court of Appeals issued a decision affirming the order of dismissal by the District Court. Valley has not filed a petition for certiorari to the United States Supreme Court, and its time to do so will expire at approximately the end of January 1998.

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

                               PART II


     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.

               The Company's common stock trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol GSY. Prior to August 6, 1996, the Company's common stock was traded on the NASDAQ National Market System under the symbol GEST.
     The table below sets forth the high and low closing prices during each of the last two fiscal years on the NYSE and the NASDAQ National Market System, as applicable. The approximate number of holders of the Company's common stock at September 30, 1997 was 500. No cash dividends have been declared on the common stock since the Company was organized.

     Market Price Range
     ------------------

                    Year Ended September 30, 1997
                    -----------------------------
                               High        Low
                              -------    -------
     First Quarter            $17.625    $11.875
     Second Quarter            17.375     13.875
     Third Quarter             14.500      8.750
     Fourth Quarter            15.500      9.375


                    Year Ended September 30, 1996
                    -----------------------------
                               High         Low
                              -------     -------
     First Quarter            $23.125     $18.000
     Second Quarter            23.250      11.250
     Third Quarter             17.250      11.875
     Fourth Quarter            16.750      12.375


               On November 21, 1997, the closing sales price for the Company's common stock was $14.625 per share.

ITEM 6.   SELECTED FINANCIAL DATA.


Years Ended September 30,
In thousands except per share amounts

                             1997      1996      1995      1994      1993
                           --------  --------  --------  --------  --------
Sales                      $200,917  $179,042  $159,450  $116,325  $ 97,851
Gross Profit                 42,825    37,998    37,365    30,751    26,804
Selling, General and
 Administrative Expenses     34,043    30,919    28,409    24,858    22,865
Operating Income              8,782     7,079     8,956     5,893     3,939
Income Before
 Extraordinary Item1          3,816     3,151     5,090     4,117     1,412
Net Income                    3,816     3,151     5,090     4,117     2,243
Working Capital              39,626    35,223    27,475    22,689    21,810
Total Assets                112,669   102,888    95,607    72,967    55,621
Total Long-term
 Liabilities                 32,642    28,292    22,866    16,778    13,793
Total Liabilities            66,072    60,485    56,498    39,722    26,960
Total Equity                 46,597    42,403    39,109    33,245    28,661


Common Share Data
-----------------

Weighted Average Shares
 and Share Equivalents
 Outstanding                  6,990     7,074     7,293     7,041     6,470
Earnings Per Share
 Before Extraordinary Item1   $0.55     $0.45     $0.70     $0.58     $0.22
Earnings Per Share            $0.55     $0.45     $0.70     $0.58     $0.35
Book Value Per Share          $7.53     $6.89     $6.36     $5.50     $4.82



     1   Extraordinary item results from the utilization of net operating loss carryforwards.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------
     Sales for the year ended September 30, 1997 increased by 12.2% or $21.9 million to $200.9 million from $179.0 million for the year ended September 30, 1996. Revenues from hotel customers increased $19.5 million or 12.7% to $172.5 million. This increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople and territories that were established during fiscal 1997. In February 1997, a sales and distribution center was opened in Greensboro, North Carolina, increasing market share in that geographic area. Hotel customers were also added through new or expanded agreements with hotel management companies and hotel corporations. In August 1997, the Company signed an agreement with Marriott International, which increased the number of properties serviced from 225 to 950 and expanded the product line to include room accessories in addition to personal care amenities.
     Sales of additional products to existing hotel customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.
     Sales to consumer product companies and retailers were $28.4 million compared to $26.0 million for the year ended September 30, 1996. The increase of $2.4 million or 9.3%, which the Company attributes to the service and capabilities it provides, came from an existing customer.
     The Company discontinued manufacturing Proctor & Gamble body wash products during fiscal 1997, rather than during our 1998 second fiscal quarter as originally anticipated. These products are now produced by Proctor & Gamble at their own facility. At present, one long-term customer accounts for substantially all of contract manufacturing revenue.
     Gross profit for the year ended September 30, 1997 was $42.8 million or 21.3% of sales compared to $38.0 million or 21.2% for the year ended September 30, 1996. The most significant single factor affecting gross profit in fiscal 1997 was a charge to cost of sales in the amount of $2.2 million in the second quarter ended March 31, 1997. This charge was primarily the result of damaged, obsolete and below-standard inventory identified during the recent consolidation of the Company's seven New Jersey warehouses to its new central distribution facility and an increase to the Company's obsolescence reserve. Excluding the effects of this charge, gross profit as a percentage of sales for the year ended September 30, 1997 totaled 22.4%. In addition, an increase in textile sales also contributed to the decrease in gross profit as a percentage of sales as a result of a lower gross profit associated with textiles compared to the
Company's other products.   Also, the full year effect in fiscal 1997 of a
pricing concession made to a major contract manufacturing customer in late fiscal 1996 further reduced gross margin percent. Offsetting all of these factors were improved manufacturing efficiencies, lower warehousing cost in the new facilities and increased volume.

     Selling, general and administrative expenses were $34.0 million or 16.9% of sales for the year ended September 30, 1997 compared to $30.9 million or 17.3% for the prior year. The increase of $3.1 million was due primarily to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the Company's cost containment program.
     The effective tax rate increased to 43.2% in fiscal 1997 from 41.3% in fiscal 1996. The increase is primarily due to taxes incurred in foreign jurisdictions.

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------
     Sales for the year ended September 30, 1996 increased by 12.3% or $19.6 million to $179.0 million from $159.4 million for the year ended September 30, 1995. Revenues from hotel customers increased $16.7 million or 12.2% to $153.0 million. This increase is the result of sales of additional products to existing customers, the addition of new customers, an increase in the sales of textiles and the continued introduction of new items to the Company's product line.
     Sales to consumer product companies and retailers were $26.0 million compared to $23.1 million for the year ended September 30, 1995. The increase of $2.9 million or 12.7% was due to increased sales to existing customers. The Company attributes this increase to the service and capabilities it provides to its customers.
     Gross profit for the year ended September 30, 1996 was $38.0 million or 21.2% of sales compared to $37.4 million or 23.4% for the year ended September 30, 1995. The decrease in gross profit as a percentage of sales was due to a number of factors. In the Company's second fiscal quarter, a major retail customer temporarily reduced its orders with the Company.
Both the temporary nature and timing of this decrease in orders limited the Company's ability to reduce operating costs or seek replacement business. Gross profit as a percentage of sales was also reduced by a pricing concession to a customer which the Company believes was necessary to gain incremental volume in the future. In the fourth fiscal quarter, the Company experienced higher than anticipated waste factors over standard, and as a result recorded an inventory adjustment of approximately $0.6 million. Manufacturing inefficiencies also contributed to the decline in gross profit rate as a result of the expansion project which is now essentially completed. The increase in textiles product sales also contributed to a decline in gross profit as a percentage of sales as a result of a lower gross profit rate associated with textiles when compared with the Company's other products.
     Selling, general and administrative expenses were $30.9 million or 17.3% of sales for the year ended September 30, 1996 compared to $28.4 million or 17.8% for the prior year. The increase of $2.5 million was due primarily to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the Company's cost containment program.
     The effective tax rate increased to 41.3% in fiscal 1996 from 35.2% in fiscal 1995. The increase in tax rate is the result of a reduction in the utilization of net operating loss carryforwards

Liquidity and Capital Resources
-------------------------------
     The Company had $39.6 million of working capital at September 30, 1997 compared to $35.2 million at September 30, 1996. This increase of $4.4 million was due primarily to a reclassification of current maturities as a result of the refinancing of the Company's revolving credit agreement and term loans in December 1997.
     At September 30, 1997, the Company had a $22.0 million secured revolving credit facility. This credit facility bears interest at a rate equal to LIBOR plus 1.5%, the bank's prime rate or a fixed rate, as selected by the Company. In addition, the Company had outstanding term loans in the amount of $10.9 million payable in equal monthly installments with maturities from February 1999 through November 2002. At September 30, 1997, the Company had outstanding $17.6 million under its revolving credit facility at an interest rate ranging from 6.97% to 8.5% and had an unused amount available of $4.4 million.
     On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and new credit facility were used to repay the outstanding balance under the existing credit facility and term notes.
     The Company believes that the amount available under its new revolving credit facility together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and its identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

Recently Issued Accounting Standards
------------------------------------
     In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. Management believes that these statements will not have any effect on the results of operations or financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                 GUEST SUPPLY, INC. AND SUBSIDIARIES



                  Consolidated Financial Statements
                  September 30, 1997, 1996 and 1995

                    Index to Financial Statements



                                                        Page
                                                        Number
                                                        ------
     1.  Financial Statements:

     Independent Auditors' Report. . . . . . . . . . . .  23

     Consolidated Balance Sheets -- September 30, 1997
     and 1996. . . . . . . . . . . . . . . . . . . . . .  24

     Consolidated Statements of Operations --
     Years Ended September 30, 1997, 1996
     and 1995. . . . . . . . . . . . . . . . . . . . . . .25

     Consolidated Statements of Cash Flows
     -- Years Ended September 30, 1997, 1996
     and 1995. . . . . . . . . . . . . . . . . . . . . . .26

     Consolidated Statements of Shareholders'
     Equity -- Years Ended September 30,
     1997, 1996 and 1995 . . . . . . . . . . . . . . . . .28

     Notes to Consolidated Financial
     Statements. . . . . . . . . . . . . . . . . . . . . .29


     2.  Financial Statement Schedule:

     II - Valuation and Qualifying Accounts. . . . . . . .36

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


     KPMG Peat Marwick LLP

     Short Hills, New Jersey
     November 18, 1997, except
     as to the note on Long Term
     Debt which is as of
     December 3, 1997

PAGE 24
CONSOLIDATED BALANCE SHEETS
Guest Supply, Inc. and Subsidiaries

September 30,
Dollars In Thousands except per share amounts         1997        1996
---------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                      $  4,152        $  2,591
   Accounts receivable, net of allowance
    for doubtful accounts of
     $1,032 - 1997 and $898 - 1996                  30,429          28,084
   Inventories                                      34,676          33,362
   Deferred income taxes                             2,067           1,557
   Prepaid expenses and other current assets         1,732           1,822
---------------------------------------------------------------------------
Total current assets                                73,056          67,416
Property and equipment, net of accumulated
 depreciation and amortization                      33,141          29,810
Other assets                                         1,312             134
Excess of cost over net assets acquired, net
 of accumulated amortization of $4,257 - 1997
 and $3,889 - 1996                                   5,160           5,528
---------------------------------------------------------------------------
                                                  $112,669        $102,888
===========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses          $ 32,493        $ 28,320
   Current maturities of long-term debt                937           3,873
---------------------------------------------------------------------------
Total current liabilities                           33,430          32,193
---------------------------------------------------------------------------
Long-term debt                                      27,617          24,972
Deferred income taxes                                5,025           3,320
---------------------------------------------------------------------------
Total long-term liabilities                         32,642          28,292
---------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value; authorized
    1,000,000 shares, outstanding none
   Common stock - without par value; stated value
    $0.10; authorized 20,000,000 shares, issued
    and outstanding 6,190,307 shares - 1997 and
    6,156,075 shares - 1996                            546             543
   Additional paid-in capital                       35,336          35,042
   Retained earnings                                10,745           6,929
   Cumulative foreign currency translation
    adjustments                                        (30)           (111)
---------------------------------------------------------------------------
Total shareholders' equity                          46,597          42,403
---------------------------------------------------------------------------
                                                  $112,669        $102,888
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Guest Supply, Inc. and Subsidiaries

Years Ended September 30,
Dollars In Thousands except per share amounts     1997      1996      1995
---------------------------------------------------------------------------
Sales                                         $200,917  $179,042  $159,450
Cost of sales                                  158,092   141,044   122,085
---------------------------------------------------------------------------
Gross profit                                    42,825    37,998    37,365
Selling, general and administrative expenses    34,043    30,919    28,409
---------------------------------------------------------------------------
Operating income                                 8,782     7,079     8,956
Interest and other income                           45        53        10
Interest expense                                (2,110)   (1,764)   (1,109)
---------------------------------------------------------------------------
Income before income taxes                       6,717     5,368     7,857
Income tax expense                               2,901     2,217     2,767
---------------------------------------------------------------------------
Net income                                    $  3,816  $  3,151  $  5,090
===========================================================================
Earnings per common share:
   Primary                                       $0.55     $0.45     $0.70
===========================================================================
Fully diluted                                    $0.54     $0.45     $0.68
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guest Supply, Inc. and Subsidiaries

Years Ended September 30,
Dollars in Thousands                               1997      1996        1995
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                     $  3,816   $  3,151   $  5,090
------------------------------------------------------------------------------
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                   3,888     3,345       2,800
  Provision for losses on
   accounts receivable                              880       316         223
  Gain on sale of fixed assets                     (172)
  Deferred income tax expense                     1,195     1,321         442
  Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                                   (3,225)      263      (9,636)
   Increase in inventories                       (1,314)   (5,093)     (6,137)
   Decrease (increase) in prepaid
    expenses and other current assets                90      (906)       (183)
   Increase in other assets                        (178)      (37)        (13)
   Increase (decrease) in accounts
    payable and accrued expenses                  4,217    (2,906)     10,315
------------------------------------------------------------------------------
    Net cash provided by (used in)
     operating activities                         9,197      (546)      2,901
------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                            (6,881)   (4,280)     (9,953)
 Increase in other assets                        (1,000)
 Proceeds from sale of fixed assets                 202
------------------------------------------------------------------------------
    Net cash used in investing
     activities                                  (7,679)   (4,280)     (9,953)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from revolving credit agreement        52,528    55,685      58,247
 Repayment on revolving credit agreement        (48,945)  (57,081)    (49,492)
 Proceeds from issuance of long-term debt                  10,500
 Repayment of long-term debt                     (3,874)   (3,655)     (1,909)
 Proceeds from issuance of common stock             253       121         308
------------------------------------------------------------------------------
 Net cash (used in) provided by financing
  activities                                        (38)    5,570       7,154
------------------------------------------------------------------------------
Foreign currency translation adjustments             81        22         (59)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents         1,561       766          43
Cash and cash equivalents at beginning of year    2,591     1,825       1,782
------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $  4,152  $  2,591    $  1,825
==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Guest Supply, Inc. and Subsidiaries

Years Ended September 30,
Dollars in Thousands

                                              1997        1996        1995
---------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
Interest, net of capitalized interest       $2,099      $1,674      $1,082
Income taxes, net of refunds                $  928      $1,739      $1,909

Supplemental schedule of non-cash financing and investing activities:
     The Company received an income tax benefit on the exercise of certain of its stock options in the amount of $44 in 1997 and $125 in 1995 which benefit was credited to additional paid-in capital.
     In June 1995, the $400 convertible subordinated note was converted into 38,709 shares of the Company's stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Guest Supply, Inc. and Subsidiaries
Dollars in Thousands
                                                                  Cumulative
                                                        Retained      Foreign
                                         Additional     Earnings     Currency
                           Number           Paid-in (Accumulated  Translation
                        of Shares Amount    Capital      Deficit)  Adjustment
-----------------------------------------------------------------------------
Balance,
 September 30, 1994     6,044,592   $532    $34,099      $(1,312)       $(74)
Net Income                                                5,090
Sales through employee
 stock option and
 purchase plans            40,534      4        188
Common stock warrants
 exercised                 22,500      2        114
Conversion of
 convertible debt          38,709      4        396
Tax benefit associated
 with exercise of stock
 options                                       125
Equity adjustments
 from foreign currency
 translation                                                            (59)
-----------------------------------------------------------------------------
Balance,
 September 30, 1995     6,146,335    542     34,922        3,778        (133)
Net income                                                 3,151
Sales through employee
 stock option and
 purchase plans             9,740      1        120
Equity adjustments from
 foreign currency
 translation                                                              22
-----------------------------------------------------------------------------
Balance,
 September 30, 1996     6,156,075    543     35,042        6,929        (111)
Net income                                                3,816
Sales through employee
 stock option and
 purchase plans            34,232      3        250
Tax benefit associated
 with exercise of stock
 options                                         44
Equity adjustments
 from foreign currency
 translation                                                              81
-----------------------------------------------------------------------------
Balance,
 September 30, 1997     6,190,307   $546    $35,336      $10,745        $(30)
=============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guest Supply, Inc. and Subsidiaries
Dollars in Thousands except per share amount

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

Risks and uncertainties - The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or with respect to certain facilities, the Company as a whole, during the period of such operational difficulty.
     In addition, other factors may cause the Company's results to differ materially from historically levels. Some of the most significant factors include a down-turn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of, or decline in sales to a major customer, pricing pressures and unforeseen inefficiencies at the Company's manufacturing facility.

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

Property and equipment - Property and equipment are carried at cost. Depreciation and amortization is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 40 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 3 to 8 years; computers, 3 to 10 years and leasehold improvements, the shorter of the life of the lease or the life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

Concentration of Credit Risk - Concentration of credit risk consists principally of accounts receivable. At September 30, 1997 and 1996, one customer accounted for 20.1% and 22.2%, respectively, of the Company's total accounts receivable, and 13.2% and 11.1%, respectively, of the
Company's total sales in 1997 and 1996.   For the year ended September 30,
1995, sales to two customers totaled 11.3% and 10.8% of the Company's total sales and accounted for approximately 36% of the Company's total accounts receivable.

Income taxes - The provision for income taxes is based on earnings reported in the financial statements under the asset and liability approach in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.

Guest Supply, Inc. and Subsidiaries

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of October 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Adoption of this Statement did not have an impact on the Company's financial position or results of operations as the Company previously followed the basic tenets of this Statement.

Stock-Based Compensation - Effective as of October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS No. 123.

Stock Split - On October 24, 1995, the Company effected a three-for-two stock split of its common stock in the form of a stock dividend. All share and per share data included in this annual report have been restated to reflect the stock split.

Inventories
                                                       1997           1996
---------------------------------------------------------------------------
Raw material                                       $  7,706      $  10,441
Finished goods                                       26,970         22,921
---------------------------------------------------------------------------
                                                   $ 34,676      $  33,362
===========================================================================
Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.

Property and Equipment
                                                       1997          1996
---------------------------------------------------------------------------
Building, land and leasehold improvements          $  5,880       $  3,608
Machinery and equipment                              44,103         39,309
Furniture and fixtures                                2,047          1,580
Computers                                             2,249          2,032
Construction in progress                                726          1,774
---------------------------------------------------------------------------
                                                     55,005         48,303
Less accumulated depreciation and amortization       21,864         18,493
---------------------------------------------------------------------------
                                                   $ 33,141       $ 29,810
===========================================================================
Depreciation and amortization of equipment and leasehold improvements charged to income was $3,520, $2,977 and $2,432 for the years ended September 30, 1997, 1996 and 1995, respectively.

Income Taxes

Income tax expense is comprised of the following:

                                              1997        1996        1995
---------------------------------------------------------------------------
Federal - Current                           $1,229      $  828      $1,981
        - Deferred                           1,133         960         356
---------------------------------------------------------------------------
Total Federal income taxes                   2,362       1,788       2,337
---------------------------------------------------------------------------
State   - Current                              297         245         344
        - Deferred                             158         184          86
---------------------------------------------------------------------------
Total State income taxes                       455         429         430
Foreign                                         84
---------------------------------------------------------------------------
Total income tax provision                  $2,901      $2,217      $2,767
===========================================================================

The following is a reconciliation of Federal income tax expense computed using the statutory rate of 34% to the Company's effective income tax rate:

                                                          1997        1996
---------------------------------------------------------------------------
Computed "expected" income tax expense                  $2,284      $1,825
Increase (reduction) in tax expense resulting from:
    State income taxes, net of Federal income
     tax benefit                                           300         283
    Amortization of goodwill                               125         125
     Foreign                                                84
    Other, net                                             108         (16)
---------------------------------------------------------------------------
                                                        $2,901      $2,217
===========================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:
                                                         1997         1996
---------------------------------------------------------------------------
Deferred tax assets:
    Allowance for doubtful accounts                     $  409      $  350
    Inventory obsolescence reserve and
     uniform capitalization                              1,206       1,040
    Net operating loss carryforwards - states              260         137
    Alternative minimum tax credit carryforwards           163         500
     Other                                                 192         167
---------------------------------------------------------------------------
Net deferred tax asset                                   2,230       2,194
Deferred tax liability - principally excess
 of tax over financial statement depreciation           (5,188)     (3,957)
---------------------------------------------------------------------------
Net deferred taxes                                     $(2,958)    $(1,763)
===========================================================================

At September 30, 1997, the Company has net operating loss carryforwards for state income tax purposes of approximately $4,328 which are available to reduce future state income taxes, if any, through the year 2004. In addition, the Company has alternative minimum tax credit carryforwards of approximately $163 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

Guest Supply, Inc. and Subsidiaries

LONG TERM DEBT At September 30, 1997, the Company had a $22,000 revolving credit facility which bears interest at a rate equal to LIBOR plus 1.5%, the bank's prime rate or a fixed rate, as selected by the Company. At September 30, 1997, the revolving credit facility carried an interest rate ranging from 6.97% to 8.5%. The unused amount available to the Company at September 30, 1997 was $4,384.

                                                          1997        1996
---------------------------------------------------------------------------
Revolving credit facility                              $17,616     $14,034
$5,000 five-year term note payable, due
 in equal monthly payments of $83
 through February 1999, interest at 6.45%                1,417       2,417
$5,000 four-year term note payable, due in
 equal monthly payments of $104
 through February 1999, interest at 8.25%                1,771       3,021
$10,500 seven-year term note payable, due in
 equal monthly payments of $125
 through November 2002, interest at 7.0%                 7,750       9,250
Capital lease obligations                                              123
---------------------------------------------------------------------------
                                                        28,554      28,845
Less: Current maturities                                   937       3,873
---------------------------------------------------------------------------
                                                       $27,617     $24,972
===========================================================================

     All of the Company's loans with the banks are secured by substantially all of its assets and are subject to certain financial covenants.
     On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.
     After giving effect to the new financing arrangement, long-term debt at September 30, 1997 matures as follows:

1998                                                              $   937
1999                                                                   -
2000                                                                1,111
2001                                                                1,486
2002                                                                3,376
Thereafter                                                         21,644
==========================================================================

Guest Supply, Inc. and Subsidiaries

LEASES    The Company leases its office, warehouse facilities and vehicles under long-term lease agreements. These leases are classified as operating leases and expire in various years through fiscal 2007.
     Future minimum lease payments under non-cancelable operating leases as of September 30, 1997 are:

September 30,                                                    Operating
                                                                    Leases
---------------------------------------------------------------------------
1998                                                              $  3,666
1999                                                                 2,973
2000                                                                 2,440
2001                                                                 1,860
2002                                                                 1,681
Thereafter                                                           6,226
---------------------------------------------------------------------------
Total minimum lease payments                                      $ 18,846
---------------------------------------------------------------------------
   Rent expense under operating leases was $4,820, $4,079 and $3,421 for the years ended September 30, 1997, 1996 and 1995, respectively.

LITIGATION     From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effects on the Company's financial statements taken as a whole.

EARNINGS PER COMMON SHARE     Primary and fully diluted earnings per common
share are based on the weighted average number of common and common share equivalents outstanding during each year. When stock options and warrants are dilutive, they are included as share equivalents using the modified treasury stock method. Where the effect of the assumed exercise on net income would be anti-dilutive, primary and fully diluted earnings per common share are stated the same. Weighted average shares for computing primary earnings per share were 6,990,000, 7,074,000 and 7,293,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Weighted average shares for computing fully diluted earnings per share were 7,049,000, 7,074,000 and 7,433,000 for the years ended September 30, 1997,
1996 and 1995, respectively.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by a new measure called basic earnings per share which excludes common stock equivalents. The impact of the new statement would result in a basic earnings per share which is $.07, $.06 and $.14 higher than primary earnings per share for the years ended September 30, 1997, 1996 and 1995, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share is not material.

Guest Supply, Inc. and Subsidiaries

STOCK INCENTIVE PLANS    Under the stock option plans approved by the
Company's stockholders, key employees may be granted options to purchase shares of common stock exercisable at prices not less than fair market value at the date of grant. Options generally become exercisable 20% one year from the date of grant, with an additional 20% exercisable each succeeding year. The options generally expire ten years from the date of grant.
    In March 1996, the shareholders of the Company adopted the 1996 Long-Term Incentive Plan. Under the plan, 400,000 shares of Common Stock will be available for issuance of awards. The Stock Option Committee is authorized to grant a wide range of awards, including options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to any employee or director.

Transactions relating to these stock option plans are summarized as follows:

                         1997               1996               1995
                    ------------------   ----------------  ----------------
                              Weighted           Weighted          Weighted
                               Average            Average           Average
                              Exercise           Exercise          Exercise
                    Shares       Price   Shares     Price  Shares     Price
                    ------------------   ----------------  ----------------
Outstanding at
 beginning of year  1,171,300   $ 7.25   934,800    $5.26  967,425    $5.20
Granted                48,000    11.38   241,000    15.03
Exercised             (21,300)    6.27    (1,500)    2.67  (32,625)    3.44
Forfeited            (155,700)   14.95    (3,000)   15.25
---------------------------------------------------------------------------
Outstanding at
 end of year        1,042,300   $ 6.31 1,171,300    $7.25  934,800    $5.26
---------------------------------------------------------------------------
Options exercisable
 at year end          798,530    $5.06   742,380    $4.86  382,500    $5.83
===========================================================================
Weighted average
 fair value of
 options granted
 during the year                 $6.51              $8.60
                                 =====              =====

     The fair value of each stock option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: expected life of 7.0 years; expected volatility of 45%; expected dividend yield of 0% and risk-free interest rate of 6.5%.

                                   Options Outstanding  Options Exercisable
                                   -------------------  -------------------
                                   Weighted
                                    Average  Weighted              Weighted
                                  Remaining   Average               Average
                        Number  Contractual  Exercise      Number  Exercise
                   Outstanding         Life     Price  Exercisable    Price
---------------------------------------------------------------------------
$ 2.67 - $ 3.75        407,550   2.04 years    $ 2.99      407,550   $ 2.99
  4.67 -   5.75        269,250   5.37 years      4.68      214,800     4.68
  9.75 -  11.50        279,500   7.08  years     9.91      161,580     9.86
 15.25 -  16.25         86,000   8.69 years     15.36       14,600    15.29
---------------------------------------------------------------------------
                     1,042,300   4.80 years     $6.31      798,530    $5.06
===========================================================================

     The Company maintains an Employee Stock Purchase Plan in which eligible employees may purchase a limited amount of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During the years ended September 30, 1997, 1996 and 1995, there were 11,432, 8,240 and 7,910 shares purchased under this plan, respectively. At September 30, 1997, 80,592 shares are reserved for future issuance under this plan.
     Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: an expected life of 6 months; expected volatility of 45%; expected dividend yield of 0% and risk-free interest rate of 6.5%. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $4.34 and $5.89, respectively.

Guest Supply, Inc. and Subsidiaries

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

Years Ended September 30,                                  1997        1996
---------------------------------------------------------------------------
Net income:
   As reported                                           $3,816      $3,151
   Pro forma                                              3,678       3,002
Primary earnings per share:
   As reported                                           $ 0.55      $ 0.45
   Pro forma                                               0.53        0.42
Fully diluted earnings per share:
   As reported                                           $ 0.54      $ 0.45
   Pro forma                                               0.52        0.42

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply for awards prior to 1996, and the Company anticipates granting additional awards in future years.

COMMON STOCK WARRANTS    The Board of Directors may grant common stock
warrants to directors and officers of the Company at exercise prices not less than market value at the date of grant. All outstanding warrants expire during the fiscal years 1998 through 2000.

Transactions relating to common stock warrants as summarized as follows:

                                   1997              1996              1995
                               Weighted          Weighted          Weighted
                                Average           Average           Average
                               Exercise          Exercise          Exercise
                        Shares    Price   Shares    Price   Shares    Price
                       ----------------  ----------------  ----------------
Outstanding at
 beginning of year     743,250    $3.11  743,250    $3.11  765,750    $3.17
Exercised               (1,500)    3.17                    (22,500)    5.17
                       ----------------  ----------------  ----------------
Outstanding at end
 of year               741,750    $3.11  743,250    $3.11  743,250    $3.11
                       ----------------  ----------------  ----------------
Options exercisable
 at year end           741,750    $3.11  743,250    $3.11  743,250    $3.11
                       ================  ================  ================

EMPLOYEE BENEFIT PLAN    The Company has a 401(k) Salary Reduction Plan
under which the Company annually matches a portion of the amount of contributions made by the employee. All domestic employees with one year of continuous service are eligible for the plan. Company matching contributions are 100% vested, as are any contributions made by the employee. The Company may also make, at its sole discretion, annual discretionary contributions, which vest over a six-year period. The Company has not made any discretionary contributions.
     Employer contributions relating to these plans were $174, $138 and $130 for the years ended September 30, 1997, 1996 and 1995, respectively.

SHAREHOLDERS' PREFERRED PURCHASE RIGHTS      On July 14, 1988,  as amended
on August 6, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company. The dividend was payable on July 26, 1988 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a Preferred Share at a price of $30.00, subject to adjustment.
      The rights agreement provides that, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Stock, or (ii) 10 days following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding Common Stock, the rights will be transferred with and only with the Common Stock. The rights are not exercisable until the earlier of such date described above and will expire on July 15, 2008, unless the final expiration date is extended or the rights are earlier redeemed by the Company at $.01 per right.

Guest Supply, Inc. and Subsidiaries

QUARTERLY FINANCIAL DATA The following table sets forth certain unaudited quarterly financial information.

                                       First     Second    Third    Fourth
Year ended September 30, 1997        Quarter    Quarter  Quarter   Quarter
---------------------------------------------------------------------------
Sales                                $47,656   $44,287   $52,571   $56,403
Gross profit                          11,071     6,923    11,744    13,087
Net income  (loss)                     1,219    (1,319)    1,618     2,298
Earnings (loss) per common share       $0.17    $(0.21)    $0.23     $0.32

Year ended September 30, 1996
---------------------------------------------------------------------------
Sales                                $41,714   $37,281   $47,863   $52,184
Gross profit                           9,495     6,634    10,752    11,117
Net income (loss)                        944      (824)    1,440     1,591
Earnings (loss) per common share       $0.13    $(0.13)    $0.20     $0.22

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Guest Supply, Inc. and Subsidiaries


        COLUMN A          COLUMN B        COLUMN C      COLUMN D    COLUMN E
                                         Additions
                                    -------------------
                           Balance   Charged   Charged               Balance
                             at         to       to                    at
                          Beginning Costs and   Other                End of
      Description          Period    Expenses  Accounts Deductions   Period
-----------------------  ---------- ---------- -------- ---------- -----------
Reserves and allowances
 deducted from asset
 accounts:
Allowance for
 Uncollectible Accounts
-----------------------
Year ended
 September 30, 1997       $898,000   $880,000       $0    $746,000  $1,032,000

Year ended
 September 30, 1996       $692,000   $316,000       $0    $110,000    $898,000

Year ended
 September 30, 1995       $852,000   $223,000       $0    $383,000    $692,000


Allowance for Obsolescence and Inventory Chargebacks
----------------------------------------------------

Year ended
 September 30, 1997     $1,606,000 $1,858,000       $0  $1,530,000  $1,934,000

Year ended
 September 30, 1996     $1,344,000   $828,000       $0    $566,000  $1,606,000

Year ended
 September 30, 1995     $1,368,000   $328,000       $0    $352,000  $1,344,000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

PAGE 38
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 1998 Annual Meeting of Shareholders to be held on January 15, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.

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

PAGE 39
                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a)  1.  Financial Statements:

          Included in Part II of this report:


                                                         Page
                                                        Number

Independent Auditors' Report . . . . . . . . . . . . . . 23

Consolidated Balance Sheets -- September 30
1997 and 1996. . . . . . . . . . . . . . . . . . . . . . 24

Consolidated Statements of Operations --
Years Ended September 30, 1997, 1996
and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 25

Consolidated Statements of Cash Flows
-- Years Ended September 30, 1997, 1996
and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 26

Consolidated Statements of Shareholders'
Equity -- Years Ended September 30,
1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . 27

Notes to Consolidated Financial
Statements . . . . . . . . . . . . . . . . . . . . . . . 28


          2.  Financial Statement Schedule:

          Included in Part II of this report:

II   -    Valuation and Qualifying
         Accounts. . . . . . . . . . . . . . . . . . . . 36

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

         3.   Exhibits:

         The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

         (b)  Current Reports on Form 8-K:

         The Company filed a report on Form 8-K on September 8,
1997.

PAGE 40
                             POWER OF ATTORNEY


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

Dated:   December 5, 1997

                             GUEST SUPPLY, INC.



                             By   /s/ Clifford W. Stanley
                                    Clifford W. Stanley
                                    President


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:   December 5, 1997    By   /s/ Clifford W. Stanley
                                  -----------------------
                                    Clifford W. Stanley
                                    President, Principal
                                    Executive Officer and
                                    Director



Dated:   December 5, 1997    By   /s/ Thomas M. Haythe
                                  -----------------------
                                    Thomas M. Haythe
                                    Director

Dated:   December 5, 1997    By   /s/ Peter L. Richard
                                  -----------------------
                                    Peter L. Richard
                                    Director



Dated:   December 5, 1997    By   /s/ Teri E. Unsworth
                                  -----------------------
                                    Teri E. Unsworth
                                    Vice President -
                                    Market Development and
                                    Director



Dated:   December 5, 1997    By   /s/ Edward J. Walsh
                                  -----------------------
                                    Edward J. Walsh
                                    Director



Dated:   December 5, 1997    By   /s/ George S. Zabrycki
                                  -----------------------
                                    George S. Zabrycki
                                    Director



Dated:   December 5, 1997    By   /s/ Paul T. Xenis
                                  -----------------------
                                    Paul T. Xenis
                                    Vice President -
                                    Finance and
                                    Principal Financial
                                    and Accounting Officer

PAGE 42
                             Index to Exhibits
                                                                       Page

3(a)     Amended and Restated Certificate of
         Incorporation of the Company
         (incorporated by reference to Exhibit 3
         to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March
         31, 1996).                                                    --

3(b)     Certificate of Amendment of the Amended
         and Restated Certificate of
         Incorporation of the Company
         (incorporated by reference to Exhibit 3
         to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March
         31, 1996).                                                    --

3(c)     Certificate of Amendment of the
         Amended and Restated Certificate of
         Incorporation of the Company
         (incorporated by reference to Exhibit 3
         to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March
         31, 1996).                                                    --

3(d)     Certificate of Amendment of the Amended
         and Restated Certificate of
         Incorporation of the Company
         (incorporated by reference to Exhibit 3
         to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March
         31, 1996).                                                    --

3(e)     Certificate of Correction to the
         Certificate of Amendment of the
         Amended and Restated Certificate
         of Incorporation of the Company,
         (incorporated by reference to Exhibit
         3(d) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1993).                                          --

3(f)     Certificate of Merger of Miraflores
         Designs, Inc. into the Company
         (incorporated by reference to Exhibit
         3(e) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1993).                                          --

3(g)     Amended and Restated By-Laws of
         the Company . . . . . . . . . . . . . . . . . . . .           47

4(a)     Article THIRD of Certificate of
         Incorporation of the Company
         (incorporated by reference to Exhibit
         3(a) to Registration Statement on
         Form S-1 No. 33-7246).                                        --

4(b)     Form of Series W Warrant Certificate
         to purchase Common Stock of the Company
         (incorporated by reference to Exhibit
         4(b) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1994).                                          --

4(c)     Form of Series A Warrant Certificate
         to purchase Common Stock of the Company
         (incorporated by reference to Exhibit
         4(c) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1994).                                          --

4(d)     Form of Series B Warrant Certificate to
         purchase Common Stock of the Company
         (incorporated by reference to Exhibit
         4(d) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1994).                                          --

4(e)     Rights Agreement dated as of July 15,
         1988 between the Company and First
         Fidelity Bank (incorporated by
         reference to Exhibit 4(e) to the
         Company's Annual Report on Form 10-K
         for the year ended September 30, 1993).                       --

4(f)     Amendment No. 1 dated as of August 15,
         1997 by and among the Company, First
         Fidelity Bank and ChaseMellon
         Shareholder Services, L.L.C. to the
         Rights Agreement (incorporated by
         reference to Exhibit 4.1 to the
         Company's Current Report on Form 8-K
         dated September 8, 1997).                                     --

10(a)    1983 Stock Option Plan of the Company,
         as amended (incorporated by reference
         to Exhibit 10(a) to Company's Annual
         Report on Form 10-K for the year ended
         September 30, 1993).                                          --

10(b)    1993 Employee Stock Purchase Plan
         (incorporated by reference to Exhibit
         4.4 to Registration Statement on
         Form S-8 No. 33-63352).                                       --

10(c)    1993 Stock Option Plan of the Company
         (incorporated by reference to Exhibit
         4.1 to Registration Statement on
         Form S-8 No. 33-63352).                                       --

10(d)    Lease dated February 28, 1985 between
         the Company and The Benenson Capital
         Company (incorporated by reference to
         Exhibit 10(l) to Registration Statement
         on Form S-1 No. 2-98274).                                     --

10(e)    Lease dated October 28, 1985 between
         the Company and Shore Point
         Distributors (incorporated by reference
         to Exhibit 10(y) to Registration
         Statement on Form S-1 No. 33-7246).                           --

10(f)    Guest Supply, Inc. 401(k) Plan & Trust
         (incorporated by reference to Exhibit
         10(i) to the Company's Annual Report
         on Form 10-K for the year ended
         September 30, 1996).                                          --

10(g)    Guest Supply, Inc. 1996 Long Term
         Incentive Plan (incorporated by
         reference to Exhibit 10(j) to the
         Company's Annual Report on Form 10-K
         for the year ended September 30, 1996).                       --

10(h)    Lease dated March 16, 1995 between the
         Company and The Morris Company
         (incorporated by reference to Exhibit
         10(b) to the Company's Quarterly Report
         on Form 10-Q for the quarter ended
         March 31, 1995).                                              --

10(i)    Employment Agreement dated as of
         August 6, 1997 between the Company
         and Clifford W. Stanley. . . . . . . . . . . . . . .  . .     82

10(j)    Employment Agreement dated as of
         August 6, 1997 between the Company
         and Teri E. Unsworth . . . . . . . . . . . . . . . .  . .    100

10(k)    Employment Agreement dated as of
         August 6, 1997 between the Company
         and Paul T. Xenis. . . . . .  . . . . . . . . . . . . . .    118

10(l)    Employment Agreement dated as of
         August 6, 1997 between the Company
         and R. Eugene Biber . . . . . . . . . . . . . . . . . . .    136


10(m)    General Counsel Agreement dated as of
         August 6, 1997 between the Company
         and Thomas M. Haythe . . . . . . . . . . . . . . . . . .     153

10(n)    Revolving Credit Agreement by and among
         the Company, Guest Packaging, Inc.,
         Breckenridge-Remy Co., and Guest
         Distribution Services, Inc., all as the
         Borrower, PNC Bank, National
         Association, First Union National Bank,
         both as Lenders and PNC Bank, National
         Association, as agent, dated as of
         December 3, 1997. . . . . . . . . . . . . . . . . . . . .     164

10(o)    Revolving Credit Note dated December 3,
         1997 made by the Company, Guest
         Packaging, Inc., Breckenridge-Remy Co.
         and Guest Distribution Services, Inc.,
         as joint and several obligors to First
         Union National Bank . . . . . . . . . . . . . . . . . . .     242

10(p)    Revolving Credit Note dated December 3,
         1997 made by the Company, Guest
         Packaging, Inc., Breckenridge-Remy Co.
         and Guest Distribution Services, Inc.,
         as joint and several obligors to PNC
         Bank, National Association. . . . . . . . . . . . . . . .     244

10(q)    Form of Note Purchase Agreement dated
         as of December 3, 1997 by and among the
         Company, Breckenridge-Remy Co., Guest
         Distribution Services, Inc., Guest
         Packaging, Inc. and each of The Mutual
         Life Insurance Company of New York,
         AUSA Life Insurance Company, Inc.,
         Great-West Life & Annuity Insurance
         Company and Nationwide Life and Annuity
         Insurance Company . . . . . . . . . . . . . . . . . . . .     246

10(r)    7.06% Series A Senior Note due
         November 15, 2009 made by the Company,
         Guest Packaging, Inc., Breckenridge-
         Remy Co. and Guest Distribution
         Services, Inc. for the benefit of the
         Mutual Life Insurance Company of New
         York. . . . . . . . . . . . . . . . . . . . . . . . . . .     359

10(s)    7.06% Series A Senior Note due
         November 15, 2009 made by the Company,
         Guest Packaging, Inc., Breckenridge-
         Remy Co. and Guest Distribution
         Services, Inc. for the benefit of AUSA
         Life Insurance Company, Inc.. . . . . . . . . . . . . . .     362

10(t)    6.95% Series B Senior Note due
         November 15, 2007 made by the Company,
         Guest Packaging, Inc., Breckenridge-
         Remy Co. and Guest Distribution
         Services, Inc. for the benefit of
         Great-West Life & Annuity Insurance
         Company . . . . . . . . . . . . . . . . . . . . . . . . .     365

10(u)    6.70% Series C Senior Note due
         November 15, 2003 made by the Company,
         Guest Packaging, Inc., Breckenridge-
         Remy Co. and Guest Distribution
         Services, Inc. for the benefit of
         Nationwide Life and Annuity Insurance
         Company.. . . . . . . . . . . . . . . . . . . . . . . . .     368

21  Subsidiaries of the Registrant . . . . . . . . . . . . . . . .     371

23  Consent of KPMG Peat Marwick LLP . . . . . . . . . . . . . . .     372

24  Power of Attorney (see "Power of
    Attorney" in Form 10-K). . . . . . . . . . . . . . . . . . . .      40

27  Financial Data Schedule. . . . . . . . . . . . . . . . . . . .     373


Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The
Company will furnish a copy of any of such exhibits to any shareholder requesting the same.