Form 10-Q
period 1997-12-31
GUEST SUPPLY INC
filed 1998-02-13
CIK 722642

1 of 22 pages
Index to Exhibits is on Page 11



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For the quarter ended December 31, 1997            Commission File #1-11955

===========================================================================
===========================================================================

                              GUEST SUPPLY, INC.
            (Exact name of registrant as specified in its charter)


          State of New Jersey                              22-2320483
   ---------------------------------                -----------------------
    (State or other jurisdiction of                 (Identification number)
     incorporation or organization)

         4301 U.S. Highway One                             08852-0902
   ---------------------------------                       ----------
     Monmouth Junction, New Jersey                         (Zip code)
(Address of principal executive offices)

        Registrants telephone number and area code  609-514-9696

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

                  Yes    x                       No
                      ------                       ------

The number of shares of common stock, without par value, outstanding as of December 31, 1997 was 6,227,807 shares.

                                      Part 1
                         GUEST SUPPLY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   In Thousands
                             except per share amount


                                           December 31,       September 30,
                                               1997               1997*
                                           ------------      --------------
                                            (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                    $  3,395           $  4,152
  Accounts receivable                            29,819             30,429
  Inventories:
   Raw materials                                  7,890              7,706
   Finished goods                                29,225             26,970
  Deferred income taxes                           2,201              2,067
  Prepaid expenses and other current assets       2,578              1,732
---------------------------------------------------------------------------
Total current assets                             75,108             73,056

  Property and equipment                         33,178             33,141
  Other assets                                    1,268              1,312
  Excess of cost over net assets acquired         5,068              5,160
---------------------------------------------------------------------------
                                               $114,622           $112,669
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $ 29,049           $ 32,493
  Current maturities of long-term debt                                 937
---------------------------------------------------------------------------
Total current liabilities                        29,049             33,430
===========================================================================

  Long-term debt                                 33,117             27,617
  Deferred income taxes                           5,325              5,025
---------------------------------------------------------------------------
Total long-term liabilities                      38,442             32,642
===========================================================================

Commitments and contingencies

Shareholders' equity:
  Preferred stock - without par value;
   authorized 1,000,000 shares,
   outstanding none
  Common stock - without par value; stated
   value $0.10; authorized 20,000,000 shares,
   issued and outstanding 6,227,807 shares
   at December 31, 1997 and 6,190,307 at
   September 30, 1997                               550                546
  Additional paid-in capital                     35,452             35,336
  Retained earnings                              11,163             10,745
  Cumulative foreign currency
   translation adjustments                          (34)               (30)
---------------------------------------------------------------------------
Total shareholders' equity                       47,131             46,597
---------------------------------------------------------------------------
                                               $114,622           $112,669
===========================================================================
* From audited financial statements
The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GUEST SUPPLY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                In Thousands
                          except per share amount
                                (Unaudited)


                                                 Three Months Ended
                                                     December 31,
                                           --------------------------------
                                                1997               1996
                                           --------------    --------------
Sales                                          $ 52,765           $ 47,656
Cost of sales                                    42,325             36,585
---------------------------------------------------------------------------
Gross profit                                     10,440             11,071

Selling, general & administrative expenses        9,150              8,498
---------------------------------------------------------------------------
Operating income                                  1,290              2,573

Interest and other income                             7                 20
Interest expense                                    518                546
---------------------------------------------------------------------------
Income before income taxes                          779              2,047

Income tax expense                                  361                828
---------------------------------------------------------------------------

Net income                                     $    418           $  1,219
===========================================================================

Earnings per share:

  Basic                                        $   0.07           $   0.20
===========================================================================
  Diluted                                      $   0.06           $   0.16
===========================================================================

Weighted average number of common
 shares outstanding:

  Basic                                           6,219              6,163
===========================================================================
  Diluted                                         7,335              7,454
===========================================================================
The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Thousands
                            except per share amount
                                  (Unaudited)


                                                  Three Months Ended
                                                      December 31,
                                           --------------------------------
                                                1997               1996
                                           --------------    --------------


Cash flows from operating activities:
Net income                                        $    418        $  1,219
---------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                      1,106             984
  Provision for losses on accounts receivable          109              62
  Gain on sale of fixed assets                                         (72)
  Deferred income tax expense                          166             351
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable           501            (113)
  Increase in inventories                           (2,439)           (899)
  Increase in prepaid expenses and other
   current assets                                     (846)           (206)
  Decrease in other assets                              27               1
  Decrease in accounts payable and
   accrued expenses                                 (3,444)         (1,106)
---------------------------------------------------------------------------
    Net cash provided by (used in)
     operating activities                           (4,402)            221
---------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                              (1,051)         (2,540)
  Decrease in other assets                              17
  Proceeds from sale of fixed assets                                    82
---------------------------------------------------------------------------
    Net cash used in investing activities           (1,034)         (2,458)
---------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving credit agreement          18,676           9,560
  Repayment on revolving credit agreement          (28,176)         (7,139)
  Proceeds from issuance of senior note payable     25,000
  Repayment of long-term debt                      (10,937)           (973)
  Proceeds from issuance of common stock               120              47
---------------------------------------------------------------------------
    Net cash provided by financing activities        4,683           1,495
  Foreign currency translation adjustments              (4)             33
---------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (757)           (709)
Cash and cash equivalents at beginning of period     4,152           2,591
---------------------------------------------------------------------------
Cash and cash equivalents at end of period        $  3,395        $  1,882
===========================================================================
The accompanying notes are an integral part of these consolidated condensed financial statements.

Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note 2:  Earnings Per Common Share

At December 31, 1997, the Company adopted Statement of Financial Standards
(SFAS) No. 128 "Earnings per Share". Under the new requirements, primary earnings per share is replaced by a new measure called basic earnings per share which excludes common stock equivalents. All prior periods have been restated to reflect this change. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share is not material.

Note 3:  Long-Term Debt

On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank s prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Dollars in Thousands



Three months ended December 31, 1997 vs. Three months ended December 31, 1996
-----------------------------------------------------------------------------

Sales for the three months ended December 31, 1997 increased by $5,109 or 10.7% to $52,765 from $47,656 for the three months ended December 31, 1996. Revenues generated from our hotel customers increased $8,017 or 21.8% to $44,829. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company s product line. New customers were added by the direct sales force in existing sales territories and by new salespeople and territories that were established during the past year. Hotel customers were also added through new or expanded agreements with hotel management companies and hotel corporations.

Sales to consumer products companies and retailers were $7,936 for the three months ended December 31, 1997 compared to $10,844 for the three months ended December 31, 1996. The decrease of $2,908 or 26.8% was a result of a 21% decline in sales to an existing customer and the expiration of a contract with another customer during the third quarter of fiscal 1997. The Company believes the reduction in business with an existing customer is temporary. A major amount of time was devoted to the development and scale-up of new formulas for this customer that resulted in significantly reduced production rates. In addition, one of their product lines historically produced by the Company was allocated to another manufacturer, but is being replaced with higher volume from another line we currently produce.

Gross profit for the three months ended December 31, 1997 was $10,440 or 19.8% of sales compared to $11,071 or 23.2% of sales for the three months ended December 31, 1996. The decrease in gross profit as a percentage of sales was due to lower sales to consumer products companies and inefficiencies experienced from the start-up of new formulas with a major customer as discussed above.

Selling, general and administrative expenses were $9,150 or 17.3% of sales for the three months ended December 31, 1997 compared to $8,498 or 17.8% of sales for the three months ended December 31, 1996. The increase of $652 or 7.7% was due primarily to increase payroll and payroll related costs and delivery expense associated with the Company s hotel sales growth. The decline as a percent of sales was due to increased volume and cost containment programs.

Net interest expense was $511 for the three months ended December 31, 1997 compared to $526 for the three months ended December 31, 1996.

Income tax expense was $361 for the three months ended December 31, 1997 compared with $828 for the prior period. This decrease was primarily the result of a decrease in pre-tax income of $1,268 for the three months ended December 31, 1997 as compared to the prior year.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued


Liquidity and Capital Resources at December 31, 1997
----------------------------------------------------

At December 31, 1997, the Company had $46,059 of working capital compared to $39,626 at September 30, 1996. The increase of $6,433 is primarily the result of an increase in inventory of $2,439 offset by a decrease in accounts payable and accrued expenses of $3,444.

On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank s prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

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

b) No reports on Form 8-K have been filed during the three month period ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GUEST SUPPLY, INC.




Dated:         2/13/98             By:  /s/Clifford W. Stanley
      ----------------------          -------------------------------------
                                        Clifford W. Stanley
                                        President & Chief Executive Officer




Dated:         2/13/98             By:  /s/Paul T. Xenis
      ----------------------          -------------------------------------
                                        Paul T. Xenis

                                        Vice President, Finance

                               INDEX TO EXHIBITS



 Exhibit No.        Description                             Page
------------       ---------------------------------        --------

     10             Stockholders Agreement                    11
     27             Financial Data Schedule                   21