Form 10-Q
period 1998-03-31
GUEST SUPPLY INC
filed 1998-05-14
CIK 722642

1 of 11 pages
                                            Index to Exhibits is on Page 11



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended March 31, 1998               Commission File #1-11955
===========================================================================
===========================================================================

                            GUEST SUPPLY, INC.
          (Exact name of registrant as specified in its charter)

           State of New Jersey                            22-2320483
           -------------------                            ----------
     (State or other jurisdiction of                (Identification number)
      incorporation or organization)

          4301 U.S. Highway One                           08852-0902
          ---------------------                           ----------
      Monmouth Junction, New Jersey                       (Zip code)
(Address of principal executive offices)

         Registrants telephone number and area code  609-514-9696
                                                     ------------
===========================================================================
===========================================================================

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      x                       No
                  ------------                    -----------

The number of shares of common stock, without par value, outstanding as of March 31, 1998 was 6,615,478 shares.

                                                                     Part 1
                                        Guest Supply, Inc. and Subsidiaries
                                                Consolidated Balance Sheets
===========================================================================
                                                       Dollars in Thousands



                                               March 31,      September 30,
                                                 1998             1997*
                                            -------------     -------------
                                              (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                   $   3,929         $   4,152
   Accounts receivable                            31,223            30,429
   Inventories:
     Raw materials                                 8,015             7,706
     Finished goods                               30,261            26,970
   Deferred income taxes                           2,276             2,067
   Prepaid expenses and other current assets       2,639             1,732
---------------------------------------------------------------------------
Total current assets                              78,343            73,056

   Property and equipment                         33,339            33,141
   Other assets                                    1,232             1,312
   Excess of cost over net assets acquired         4,975             5,160
---------------------------------------------------------------------------
                                               $ 117,889         $ 112,669
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses       $  31,484         $  32,493
   Current maturities of long-term debt                                937
---------------------------------------------------------------------------
Total current liabilities                         31,484            33,430
===========================================================================

   Long-term debt                                 31,001            27,617
   Deferred income taxes                           5,385             5,025
---------------------------------------------------------------------------
Total long-term liabilities                       36,386            32,642
===========================================================================

Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value;
     authorized 1,000,000 shares,
     outstanding none
   Common stock - without par value; stated
      value $0.10; authorized 20,000,000
      shares, issued and outstanding 6,615,478
      shares at March 31, 1998 and 6,190,307 at
      September 30, 1997                             589               546
   Additional paid-in capital                     37,803            35,336
   Retained earnings                              11,533            10,745
   Cumulative foreign currency
    translation adjustments                           94               (30)
---------------------------------------------------------------------------
Total shareholders' equity                        50,019            46,597
---------------------------------------------------------------------------
                                               $ 117,889         $ 112,669
===========================================================================
* From audited financial statements
The accompanying notes are an integral part of these consolidated condensed financial statements.

                                        Guest Supply, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
===========================================================================
                                                               In Thousands
                                                   except per share amounts
                                                                (Unaudited)


                                      Six Months Ended    Three Months Ended
                                          March 31,            March 31,
                                     ------------------   ------------------
                                       1998      1997       1998      1997
                                     --------  --------   --------  --------
Sales                                $105,559  $ 91,942   $ 52,794  $ 44,287
Cost of sales                          84,548    73,948     42,223    37,364
-----------------------------------------------------------------------------
Gross profit                           21,011    17,994     10,571     6,923

Selling, general &
 administrative expenses               18,528    17,003      9,378     8,505
-----------------------------------------------------------------------------
Operating income (loss)                 2,483       991      1,193    (1,582)

Interest and other income                  35        27         28         7
Interest expense                        1,175     1,054        657       508
-----------------------------------------------------------------------------
Income (loss) before income taxes       1,343       (36)       564    (2,083)

Income tax expense (benefit)              555        64        194      (764)
-----------------------------------------------------------------------------

Net income (loss)                    $    788  $   (100)  $    370  $ (1,319)
=============================================================================

Earnings (loss) per share:

  Basic                              $   0.12  $  (0.02)   $  0.06  $  (0.21)
=============================================================================
  Diluted                            $   0.11  $  (0.01)   $  0.05  $  (0.21)
=============================================================================

Weighted average number of
 common shares:

  Basic                                 6,334     6,171      6,448     6,179
=============================================================================
  Diluted                               7,324     6,817      7,314     6,179
=============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                        Guest Supply, Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flows
===========================================================================
                                                               In Thousands
                                                   except per share amounts
                                                                (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1998           1997
                                                  -----------    ----------
Cash flows from operating activities:
Net income (loss)                                 $    788        $   (100)
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
     Depreciation and amortization                   2,212           1,952
     Provision for losses on
      accounts receivable                              218             203
     Gain on sale of fixed assets                                     (125)
     Deferred income tax expense                       151            (216)
Changes in assets and liabilities:
     (Increase) decrease in
      accounts receivable                           (1,012)          1,484
     (Increase) decrease in inventories             (3,600)          1,773
     Increase in prepaid expenses and
      other current assets                            (907)            (15)
     Decrease in other assets                           38               3
     Decrease in accounts payable
      and accrued expenses                          (1,009)         (1,256)
---------------------------------------------------------------------------
      Net cash provided by (used in)
       operating activities                         (3,121)          3,703
---------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                           (2,225)         (4,286)
     Decrease in other assets                           42
     Proceeds from sale of fixed assets                                154
---------------------------------------------------------------------------
      Net cash used in investing activities         (2,183)         (4,132)
---------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving credit agreement       30,383          24,635
     Repayment on revolving credit agreement       (41,999)        (22,779)
     Proceeds from issuance of senior
      note payable                                  25,000
     Repayment of long-term debt                   (10,937)         (1,948)
     Proceeds from issuance of common stock          2,510             187
---------------------------------------------------------------------------
      Net cash provided by financing activities      4,957              95
     Foreign currency translation adjustments          124              56
---------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (223)           (278)
Cash and cash equivalents at beginning of period     4,152           2,591

---------------------------------------------------------------------------
Cash and cash equivalents at end of period        $  3,929        $  2,313
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

NOTE 3: LONG-TERM DEBT

On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from fiscal year 2000 to 2010. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===========================================================================
                                                       Dollars in Thousands


SIX MONTHS ENDED MARCH 31, 1998 VS. SIX MONTHS ENDED MARCH 31, 1997

Sales for the six months ended March 31, 1998 increased by $13,617 or 14.8% to $105,559 from $91,942 for the six months ended March 31, 1997. Revenues generated from our hotel customers increased $16,224 or 21.3% to $92,519. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations.

Sales to consumer products companies and retailers were $13,040 for the six months ended March 31, 1998 compared to $15,647 for the six months ended March 31, 1997. The decrease of $2,607 or 16.7% was a result of a 9.1% decline in sales to an existing customer and the expiration of a contract with another customer during the third quarter of fiscal 1997. The Company believes the reduction in business with an existing customer is temporary. A major amount of time was devoted to the development and scale-up of new formulas for this customer that resulted in significantly reduced production rates. In addition, one of their product lines historically produced by the Company was allocated to another manufacturer, but is being replaced with higher volume of another product line we currently produce.

Gross profit for the six months ended March 31, 1998 was $21,011 or 19.9% of sales compared to $17,994 or 19.6% of sales for the six months ended March 31, 1997. Excluding a charge to cost of sales in the second quarter 1997 of $2,187 to write-off damaged, obsolete and sub-standard inventory, gross profit increased by $830 or 4.1% to $21,011 or 19.9% of sales compared to $20,181 or 21.9% for the prior period. The decrease in gross profit as a percentage of sales was due to lower sales to consumer products companies and the start-up in the production of new formulas with a major contract manufacturing customer which reduced production rates.

Selling, general and administrative expenses were $18,528 or 17.6% of sales for the six months ended March 31, 1998 compared to $17,003 or 18.5% of sales for the six months ended March 31, 1997. Excluding a non-recurring expense included in the second quarter 1997 of $426 in connection with the consolidation of seven warehouses, selling, general and administrative expenses were $18,528 or 17.6% of sales as compared to $16,577 or 18.0% of sales. The increase of $1,951 or 11.8% was due primarily to an increase in payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth. The decline as a percent of sales was due to increased sales volume and cost containment programs.

Net interest expense was $1,140 for the six months ended March 31, 1998 compared to $1,027 for the six months ended March 31, 1997.

Income tax expense was $555 for the six months ended March 31, 1998 compared with $64 for the prior period. This increase was primarily the result of an increase in pre-tax income of $1,379 for the six months ended March 31, 1998 as compared to the prior year.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===========================================================================
                                                       Dollars in Thousands


THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

Sales for the three months ended March 31, 1998 increased by $8,507 or 19.2% to $52,794 from $44,287 for the three months ended March 31, 1997. Revenues generated from our hotel customers increased $8,206 or 20.8% to $47,690. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople and new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations.

Sales to consumer products companies and retailers were $5,104 for the three months ended March 31, 1998 compared to $4,803 for the three months ended March 31, 1997. The increase of $301 or 6.3% was a result of an increase in sales to contract customers offset by the expiration of a contract with another customer during the third quarter of fiscal 1997.

Gross profit for the three months ended March 31, 1998 was $10,571 or 20.0% of sales compared to $6,923 or 15.6% of sales for the three months ended March 31, 1997. Excluding a charge to cost of sales in the second quarter 1997 of $2,187 to write-off damaged, obsolete and sub-standard inventory, gross profit increased 16.0% to $10,571 or 20.0% of sales compared to $9,110 or 20.6% for the prior period. The decrease in gross profit as a percentage of sales was due to a change in pricing, product mix and reformulation with a major contract manufacturing customer.

Selling, general and administrative expenses were $9,378 or 17.8% of sales for the three months ended March 31, 1998 compared to $8,505 or 19.2% of sales for the three months ended March 31, 1997. Excluding a non-recurring expense included in the second quarter of 1997 of $426 in connection with the consolidation of seven warehouses, selling, general and administrative expenses were $9,378 or 17.8% of sales as compared to $8,079 or 18.2% of sales. The increase of $1,299 or 16.1% was due primarily to an increase in payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth. The decline as a percent of sales was due to increased sales volume and cost containment programs.

Net interest expense was $629 for the three months ended March 31, 1998 compared to $501 for the three months ended March 31, 1997.

Income tax expense was $194 for the three months ended March 31, 1998 compared with income tax benefit of $764 for the prior period. This increase was primarily the result of an increase in pre-tax income of $2,647 for the three months ended March 31, 1998 as compared to the prior year.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===========================================================================
                                                                  continued


LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1998

At March 31, 1998, the Company had $46,859 of working capital compared to $39,626 at September 30, 1997. The increase of $7,233 is primarily the result of an increase in accounts receivable and inventory, as well as a decrease in current liabilities of $1,946.

On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from fiscal years 2000 to 2010. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

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

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                PART II - OTHER INFORMATION
===========================================================================


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the three month period ended March 31, 1998.

                                                                 SIGNATURES
===========================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GUEST SUPPLY, INC.




Dated:      5/14/98             By: /s/Clifford W. Stanley
      ------------------           ----------------------------------------
                                       Clifford W. Stanley
                                       President & Chief Executive Officer



Dated:      5/14/98             By: /s/Paul T. Xenis
      ------------------           ----------------------------------------
                                       Paul T. Xenis
                                       Vice President, Finance

                                                          INDEX TO EXHIBITS
===========================================================================


Exhibit No.        Description                                 Page
-----------        ------------------------------------        ----
    27             Financial Data Schedule                      12