Form 10-Q
period 1998-06-30
GUEST SUPPLY INC
filed 1998-08-14
CIK 722642

1 of 12 pages
Index to Exhibits is on Page 12
==================================================================


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

            Quarterly Report under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For the quarter ended June 30, 1998      Commission File #1-11955
=================================================================

=================================================================

                        GUEST SUPPLY, INC.
      (Exact name of registrant as specified in its charter)

          State of New Jersey                      22-2320483
   -------------------------------          -----------------------
   (State or other jurisdiction of          (Identification number)
    incorporation or organization)

         4301 U.S. Highway One                     08852-0902
     Monmouth Junction, New Jersey                 ----------
----------------------------------------           (Zip Code)
(Address of principal executive offices)

     Registrants telephone number and area code  609-514-9696
                                                 ------------

=================================================================

=================================================================

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

The number of shares of common stock, without par value, outstanding as of June 30, 1998 was 6,664,978 shares.

Part 1
Guest Supply, Inc. and Subsidiaries
Consolidated Balance Sheets
=================================================================
Dollars in Thousands



                                         June 30,   September 30,
                                           1998         1997*
                                      _____________ _____________
                                       (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents               $  2,587      $  4,152
   Accounts receivable                       32,693        30,429
   Inventories:
     Raw materials                            8,535         7,706
     Finished goods                          32,550        26,970
   Deferred income taxes                      1,967         2,067
   Prepaid expenses and other
    current assets                            2,556         1,732
------------------------------------------------------------------
Total current assets                         80,888        73,056

   Property and equipment                    33,177        33,141
   Other assets                               1,288         1,312
   Excess of cost over net assets acquired    4,883         5,160
------------------------------------------------------------------
                                           $120,236      $112,669
==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses   $ 35,008      $ 32,493
   Current maturities of long-term debt                       937
------------------------------------------------------------------
Total current liabilities                    35,008        33,430
==================================================================

   Long-term debt                            28,681        27,617
   Deferred income taxes                      5,253         5,025
------------------------------------------------------------------
Total long-term liabilities                  33,934        32,642
==================================================================

Commitments and contingencies


Shareholders' equity:

   Preferred stock - without par value;
    authorized 1,000,000 shares,
    outstanding none
   Common stock - without par value;
    stated value $0.10; authorized
    20,000,000 shares, issued and
    outstanding 6,664,978 shares at
    June 30, 1998 and 6,190,307 at
    September 30, 1997                          594           546
   Additional paid-in capital                38,166        35,336
   Retained earnings                         12,402        10,745
   Cumulative foreign currency
    translation adjustments                     132           (30)
------------------------------------------------------------------
Total shareholders' equity                   51,294        46,597
------------------------------------------------------------------
                                           $120,236      $112,669
==================================================================
* From audited financial statements
The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply, Inc. and Subsidiaries
Consolidated Statements of Operations
=================================================================
In Thousands
except per share amounts
(Unaudited)



                            Nine Months Ended  Three Months Ended
                                June 30,            June 30,
                           ------------------  ------------------
                             1998      1997      1998      1997
                           --------  --------  --------  --------
Sales                      $166,545  $144,514  $ 60,986  $ 52,571
Cost of sales               133,469   114,776    48,921    40,827
-----------------------------------------------------------------
Gross profit                 33,076    29,738    12,065    11,744

Selling, general &
 administrative expenses     28,701    25,529    10,173     8,526
-----------------------------------------------------------------
Operating income              4,375     4,209     1,892     3,218

Interest and other income        65        35        30         8
Interest expense              1,718     1,566       543       512
-----------------------------------------------------------------
Income before income taxes    2,722     2,678     1,379     2,714

Income tax expense            1,065     1,160       510     1,096
-----------------------------------------------------------------

Net income                 $  1,657  $  1,518  $    869  $  1,618
=================================================================

Earnings per share:
  Basic                    $   0.26  $   0.25  $   0.13  $   0.26
=================================================================
  Diluted                  $   0.22  $   0.22  $   0.12  $   0.23
=================================================================

Weighted average number
 of common shares

  Basic                       6,431     6,170     6,624     6,167
=================================================================
Diluted                       7,382     6,931     7,498     7,160
=================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
=================================================================
In Thousands
(Unaudited)



                                              Nine Months Ended
                                                  June 30,
                                             --------------------
                                               1998       1997
                                             ---------  --------
Cash flows from operating activities:
Net income                                   $  1,657   $  1,518
-----------------------------------------------------------------
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
     Depreciation and amortization              3,317      2,951
     Provision for losses on accounts
      receivable                                  364        729
     Gain on sale of fixed assets                           (138)
     Deferred income tax expense                  328        432
Changes in assets and liabilities:
     Increase in accounts receivable           (2,628)    (1,679)
     (Increase) decrease in inventories        (6,409)       442
     Increase in prepaid expenses and
      other current assets                       (824)      (298)
     Increase in other assets                     (43)       (14)
     Increase in accounts payable and
      accrued expenses                          2,515        830
-----------------------------------------------------------------
        Net cash provided by (used in)
         operating activities                  (1,723)     4,773
-----------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                      (3,076)    (5,316)
     Decrease in other assets                      67
Proceeds from sale of fixed assets                           168
-----------------------------------------------------------------
        Net cash used in investing activities  (3,009)    (5,148)
-----------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving credit agreement  42,678     37,743
     Repayment on revolving credit agreement  (56,614)   (34,964)
     Proceeds from issuance of senior
      note payable                             25,000
     Repayment of long-term debt              (10,937)    (2,923)

     Proceeds from issuance of common stock     2,878        187
-----------------------------------------------------------------
        Net cash provided by
         financing activities                   3,005         43
     Foreign currency translation adjustments     162         79
-----------------------------------------------------------------
Net decrease in cash and cash equivalents (1,565) (253) Cash and cash equivalents at
 beginning of period                            4,152      2,591
-----------------------------------------------------------------
Cash and cash equivalents at end of period   $  2,587   $  2,338
=================================================================
The accompanying notes are an integral part of these consolidated condensed financial statements.

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

GUEST SUPPLY, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=================================================================
Dollars in Thousands



NINE MONTHS ENDED JUNE 30, 1998 VS. NINE MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------
Sales for the nine months ended June 30, 1998 increased by $22,031 or 15.2% to $166,545 from $144,514 for the nine months ended June 30, 1997. Revenues generated from our hotel customers increased $25,994 or 21.0% to $149,630. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations.

Sales to consumer products companies and retailers were $16,915 for the nine months ended June 30, 1998 compared to $20,878 for the nine months ended June 30, 1997. The decrease of $3,963 or 19.0% was a result of an 11.6% decline in sales to an existing customer in addition to the expiration of a contract with another customer during the third quarter of fiscal 1997. During the first quarter of fiscal 1998, a major amount of time was devoted to the development and scale-up of new formulas for a major customer that resulted in reduced production rates and margins. In addition, one of their product lines historically produced by the Company was allocated to another manufacturer, but plans are to replace this business with higher volume of another product line that we currently produce.

Gross profit for the nine months ended June 30, 1998 was $33,076 or 19.9% of sales compared to $29,738 or 20.6% of sales for the nine months ended June 30, 1997. Excluding a charge to cost of sales in the second quarter 1997 of $2,187 to write-off damaged, obsolete and substandard inventory, gross profit increased by $1,151 or 3.6% to $33,076 compared to $31,925 for the prior period. The decrease in gross profit as a percentage of sales was due to lower sales to consumer products companies and the start-up costs associated with new formulas at lower margins for a major contract manufacturing customer.

Selling, general and administrative expenses were $28,701 or 17.2% of sales for the nine months ended June 30, 1998 compared to $25,529 or 17.7% of sales for the nine months ended June 30, 1997. The increase of $3,172 or 12.4% was due primarily to an increase in payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth.

Net interest expense was $1,653 for the nine months ended June
30, 1998 compared to $1,531 for the nine months ended June 30, 1997.

GUEST SUPPLY, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
=================================================================
Dollars in Thousands



THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------
Sales for the three months ended June 30, 1998 increased by $8,415 or 16.0% to $60,986 from $52,571 for the three months ended June 30, 1997. Revenues generated from our hotel customers increased $9,771 or 20.6% to $57,111. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Hotel customers and additional product categories were also added through new and expanded agreements with management companies and hotel corporations.

Sales to consumer products companies and retailers were $3,875 for the three months ended June 30, 1998 compared to $5,231 for the three months ended June 30, 1997. The decline of $1,356 or 25.9% was a result of a decrease in sales to an existing contract customer and the expiration of a contract with another customer during the third quarter of 1997.

Gross profit for the three months ended June 30, 1998 was $12,065 or 19.8% of sales compared to $11,744 or 22.3% of sales for the three months ended June 30, 1997. The decrease in gross profit as a percentage of sales was principally due to a change in pricing and product mix with a major contract manufacturing customer.

Selling, general and administrative expenses were $10,173 or 16.7% of sales for the three months ended June 30, 1998 compared to $8,526 or 16.2% of sales for the three months ended June 30, 1997. The increase of $1,647 or 19.3% was due primarily to an increase in payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth. The increase as a percentage of sales was primarily the result of lower sales to consumer product companies and start-up costs relating to opening of a new distribution center in Hayward, CA.

Net interest expense was $513 for the three months ended June 30, 1998 compared to $504 for the three months ended June 30, 1997.

Income tax expense was $510 for the three months ended June 30, 1998 compared with income tax expense of $1,096 for the prior period. This decrease was primarily the result of a decrease in pretax income of $1,335 for the three months ended June 30, 1998 as compared to the prior year.

GUEST SUPPLY, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
=================================================================
continued



Liquidity and Capital Resources at June 30, 1998
------------------------------------------------

At June 30, 1998, the Company had $45,880 of working capital compared to $39,626 at September 30, 1997. The increase of $6,254 is primarily the result of an increase in accounts receivable and inventory of $2,264 and $6,409, respectively, offset by an increase in current liabilities of $1,578.

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


Year 2000 Compliance
--------------------

The Company recognizes that the arrival of the Year 200 presents a challenge to the ability of all systems to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. Accordingly, the Company has been evaluating and adjusting all date-sensitive systems and equipment for compliance with the Year 2000 and anticipates completing all remaining conversions during fiscal 1999.

GUEST SUPPLY, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
=================================================================
continued



Year 2000 Compliance, continued
-------------------------------

In addition, the Company is in the process of contacting its major suppliers and vendors to ensure their awareness of the Year 2000, however, there can be no guarantee that the systems of other companies will be converted in a timely manner or that failure to convert by another company would not have a material impact on the Company.

The cost of conversions is not anticipated to be material to the Company's financial position, results of operations or cash flows.


Cautionary Statement
--------------------

This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company.
Some of the most significant factors include an unanticipated slowdown in the lodging industry or in contract manufacturing (or both) resulting in lower demand for the Company's products, unforeseen inefficiencies at the Company's manufacturing or distribution facilities, an increase in price pressures or the loss of, or a decline in sales to, a majr customer. Accordingly, there can be no assurances that any anticipated future results will be achieved.

GUEST SUPPLY, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
=================================================================




Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

a) The exhibits filed as part of this report are listed on the index to the exhibits.

b) No reports on Form 8-K have been filed during the three month period ended June 30, 1998.

SIGNATURES
=================================================================




Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        GUEST SUPPLY, INC.




Dated:    8/14/98         By:
      -----------------      -----------------------------------
                             Clifford W. Stanley
                             President & Chief Executive Officer




Dated:    8/14/98         By:
      -----------------      ------------------------------------
                             Paul Xenis
                             Vice President, Finance

INDEX TO EXHIBITS
=================================================================



Exhibit No.        Description                              Page
-----------        -----------------------------------      ----
    27             Financial Data Schedule                   13