Form 10-K
period 1998-09-30
GUEST SUPPLY INC
filed 1998-12-15
CIK 722642

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

(Mark One)

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 30, 1998

  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______ to _______


                      Commission file number 1-11955
                            GUEST SUPPLY, INC.
===========================================================================
          (Exact name of registrant as specified in its charter)

              New Jersey                                   22-2320483
    -------------------------------                    ------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         4301 U.S. Highway One
     Monmouth Junction, New Jersey                         08852-0902
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (609) 514-9696
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
      Title of each class                          on which registered
-------------------------------               -----------------------------
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

                              Yes   X         No
                                  -----

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

               Aggregate market value as of
               December 9, 1998 . . . . . . . . . . . . . . . . $69,561,528

  Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

               Common Stock, without par value, as of
               December 9, 1998 . . . . . . . . . . . . . . . . . 6,309,238

                  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on January 21, 1999.

                                  PART I

ITEM 1.   BUSINESS.

General
-------
   The Company operates principally as a manufacturer, packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages personal care products for major consumer products and retail companies. Personal care guest amenity items include shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shoe care and sewing kits, shower caps, soap dishes and decorative containers and trays. The Company has available more than 20 amenity items in a variety of brands in Company-designed packaging options. Housekeeping supplies for the lodging industry consist primarily of paper products, cleaning chemicals and cleaning implements. Room accessories include such items as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. Textiles include sheets, towels and bedding. In total, the Company distributes more than 100 different product categories. The products manufactured and packaged for its consumer products and retail customers include health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives.
   The Company has pursued a strategy designed to enhance its leadership position in the lodging supply industry by becoming a full-service company with a nationwide network of Company-operated distribution centers which provide prompt delivery to hotel properties. Each center consists of a warehouse and sales office and is staffed by sales personnel who call on customers to obtain orders and provide customer service.
   The Company's amenity product lines consist of customized amenity programs designed by the Company for hotel chains ("customized corporate amenity programs") or for individual lodging establishments ("customized individual amenity programs") and uncustomized amenities and accessories.
   Customized corporate amenity programs consist of one or more items which are presented in Company-designed packaging. This packaging displays the corporate name or logo of the hotel chain or lodging establishment for which the program is designed. Customized corporate amenity programs are designed for hotel chains, such as Choice International, The Four Seasons, Holiday Inns, Howard Johnson, Hyatt Hotels, Marriott Corporation, Ramada and Wyndham Hotels and may consist of up to 20 amenity and accessory items. In some cases, purchasing decisions for these programs are made by the central buying organization for the chain, and in other cases, such decisions are made by individual members or franchisees of the chain.
   Customized individual amenity programs typically consist of six to 12 amenity and accessory items. Individual programs generally involve more elaborate designing and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment. The Company has designed individual amenity programs for such lodging establishments as The Waldorf-Astoria in New York, New York, The Atlantis in Paradise Island, Bahamas, The Hotel Monaco in San Francisco, California, Trump Hotels in Atlantic City, New Jersey, and Foxwood Resort and Casino in Mashantucket, Connecticut.
   The Company sells amenities in uncustomized color coordinated packaging under such brand names as Bath and Body Works, Jergens, Jhirmack and Neutrogena. Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own guest amenity lines under the "Heritage Collection,Botanicals,Institute Swiss" and "Nautic" labels.
   The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 15,000 customers worldwide. The Company has supply agreements with each of the 10 largest lodging chains in the United States.
   The Company's strategy is to increase its penetration of the lodging industry at all levels and to become a "one-stop shopping" supplier to lodging establishments. In order to increase operating efficiencies and responsiveness to customer needs, the Company has become a more vertically integrated supplier of customized and uncustomized amenity programs by enhancing its design capability, expanding its distribution network and increasing its manufacturing capabilities. In addition, the Company sells disposable housekeeping products, room accessories and textiles in order to provide a complete range of products to the lodging industry.
   As part of this strategy, the Company, through its manufacturing subsidiary Guest Packaging, Inc., manufactures and packages substantially all of its liquid products such as shampoos, hair conditioners, hand and body lotions and bath gels, as well as a portion of its bar soap requirements. The Company's manufacturing operations allow the Company to provide both the service and wide variety of products required by the lodging industry. In addition, the Company utilizes its manufacturing facility to compound, fill and package a variety of products used by consumer product companies and retailers. These are principally health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives. In fiscal 1997, the Company completed a program to expand its manufacturing facility and to increase its production capability and capacity. See "Manufacturing, Packaging and Shipping" below.
   The Company's Breckenridge-Remy Co. ("Breckenridge") subsidiary (doing business as Guest Distribution) also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 13 distribution centers. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service. The Company currently has approximately 120 sales consultants. Management believes that the

Company's product line and distribution capability has provided improved service to all of its customer groups.

Products
--------
   The Company markets and sells a broad range of personal care, housekeeping and disposable products for use in lodging establishments.
The Company's amenity product line consists of more than 20 different products, including shampoo, hair conditioner, soap, bath gel, hand and body lotion, mouthwash, shower caps, soap dishes, shoe shine and sewing kits and decorative containers and trays. Six amenity products account for a substantial majority of the Company's sales of customized and uncustomized packaging options. The Company's housekeeping, room accessory and textile product lines include paper products, cleaning chemicals, cleaning implements, sheets, towels and other bed linens, and other housekeeping items and accessories such as wastebaskets, glassware, stationery, laundry bags, pens, shower curtains and signs. The Company believes that its range of products for the lodging industry is one of the most extensive available from a single source in the United States.
   Customized amenity programs consist of one or more items which are packaged and presented in Company designed bottles, boxes, tubes and wrappings. The packaging and wrappings display the corporate name or logo of the hotel chain or lodging establishment for which the program is designed. Customized corporate amenity programs are designed for hotel chains. Customized individual amenity programs typically consist of six to 12 amenity and accessory items. These programs generally involve more elaborate design and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment.
   The sales price per room stay for an amenity program varies with the number of items selected by the customer. Because customized corporate amenity programs and uncustomized amenity programs also vary widely in the number of items, the cost of such programs also vary widely.
   The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended September 30, 1998, less than 10% of the Company's sales were attributable to sales of national brand name products which include Bath and Body Works(r), Jergens(r), Jhirmack(r) and Neutrogena(r).
   Guest Supply also markets guest amenity programs under proprietary brand names owned by the Company. These programs were designed by the Company as an alternative to customized amenity programs with inventory available for immediate delivery.
   The Company has entered into arrangements with certain manufacturers of national brand name products pursuant to which the Company has been granted the exclusive right to market certain products to the lodging industry in the United States. Certain of these manufacturers have reserved the right to approve the design of the packaging of their products and to monitor quality control with respect to the manufacturing and packaging processes.

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

Design, Marketing and Sales
---------------------------
   In the view of the Company, an important aspect of its marketing approach and competitive position is the capability of its professional design staff to assist customers in designing customized packaging and in the coordination and presentation of their amenity programs. In addition, the Company believes that its position in the industry is in part attributable to the Company's ability, on a single source basis, to design, manufacture, package and distribute complete customized amenity programs for its customers which meet the customers' corporate image, product and budgetary requirements and which include brand name products with a reputation for high quality and wide-spread consumer acceptance.
   The design of amenity programs takes into account five essential elements: packaging components (size, shape and type of container), packaging graphics (colors and logos), brand identity (use of national or generic brands), product mix (which amenity items to present) and presentation method (tray, placemat, wicker basket or decorative tin). The Company's design personnel, who include graphic, industrial and mechanical artists and packaging engineers, are responsible for creating packages, selecting colors and applying graphic designs to accent guest room decor and for the production of finished engineering drawings and materials specifications. The Company's design personnel consult directly with the Company's customers on all aspects of the design of guest room amenities, at times leading to unique and proprietary packaging and presentations of amenity programs. The Company's design process can vary in length, depending on the customer's needs and complexity of the program. Once a design is accepted by the customer and a purchase order is received, the initial shipment is typically made within 10-14 weeks and the balance of the shipment is generally delivered over the next 12-24 months.
   The Company employs direct sales personnel who consult regularly with the Company's existing customers and solicit new customers. In addition, the Company employs in-house sales people responsible for telemarketing sales and customer service. Further, the senior management of the Company devotes a substantial amount of time to sales activities, as well as to the overall coordination of customers' amenity programs and the development of new concepts to enhance the effectiveness of the programs. The Company believes that prompt, professional and responsive customer service is an important element in attracting new customers and satisfying existing ones.
   In addition, the Company maintains regional distribution centers throughout the United States. This distribution network consists of 13 regional warehouses and a central warehouse and distribution facility in Sayreville, New Jersey. These distribution centers provide the Company Page 7 with the ability to deliver manufactured and purchased products to the lodging properties served by the Company throughout the United States. In addition, each regional distribution center is staffed with route salespersons who call on customers to obtain sales orders and provide direct customer service. See "Item 2. Properties."
   The Company attends most major trade conventions and exhibits its product lines at such events.
   At September 30, 1998, 1997 and 1996, one customer accounted for 9.1%, 20.1% and 22.2%, respectively, of the Company's total accounts receivable, and 15.5%, 13.2% and 11.1%, respectively, of the Company's total sales in 1998, 1997 and 1996.
   The Company's consolidated sales included approximately $5,814,000, $5,789,000 and $5,750,000, respectively, by foreign subsidiaries for the fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996. The Company currently has subsidiaries located in England, New Zealand and Canada.
   At September 30, 1998 and September 30, 1997, the Company had unfilled orders for its products which aggregated approximately $12,145,000 and $11,215,000, respectively. Most of the amount for fiscal 1998 is expected to be shipped within the current fiscal year. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable housekeeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.
   Substantially all of the Company's sales are to customers to whom the Company extends credit. The Company's credit policy generally requires payment in full within 30 days and allows discounts in certain cases for early payment.

Manufacturing, Packaging and Shipping
-------------------------------------
   Most of the amenity products marketed and distributed by the Company are sold in packaging and wrappings designed to customer specifications by the Company and are customized with the name of the particular hotel, in the case of customized individual amenity programs, or the corporate logo of the lodging chain in the case of customized corporate amenity programs, and also display the brand name of the product, where appropriate. In some cases, the shapes of the containers are also designed specifically to the customer's requirements. Packaging components include bottles, boxes, bags, packets, tubes and various other containers that come in a wide range of sizes and shapes.
   The Company's manufacturing facility is located in Rahway, New Jersey. This facility has approximately 68,000 square feet of production space.
The plant has 21 filling lines, including 10 highly automated lines which the Company believes incorporate the most efficient technology presently available. Each line is equipped to apply front, back, and full wrap labels, and video jets for batch and date coding of each container. A variety of reactors or compounding vessels with capacities ranging from 100 to 6,000 gallons are located at this facility as well as 249,000 gallons of liquid bulk storage vessels. The facility also includes an analytical and development laboratory.
   In fiscal 1997, the Company completed a program to expand its manufacturing facility and to increase its production capability and capacity. As part of this expansion project, 18,000 square feet of manufacturing space was added to the Company's facility in Rahway, New Jersey. Additional mixing and storage tanks were installed increasing compounding capacity by more than 350%. The Company installed four new high-speed filling lines which are highly automated and provide the Company with the capacity and capability to manufacture retail size health and beauty aid products in high volume.
   In December 1996, the Company occupied a new, leased 226,000 square foot warehouse facility in Sayreville, New Jersey, which consolidated all of the Company's New Jersey warehousing facilities. The new facility was fully operational by April 1, 1997. The Company believes that with the new equipment and systems, it will be in a position to improve efficiency in the production of high-quality health and beauty aid products thereby providing the Company with what it believes will be a competitive advantage. See "Item 2. Properties" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.
   Currently, the Company compounds and fills substantially all of its liquid products. Compounding involves the batch mixing of components such as detergents, conditioners, dyes and fragrances in accordance with proprietary formulas. Filling entails the transfer of finished products from bulk to the unit of use containers in which they are distributed.
   In addition, the Company utilizes its manufacturing facility to compound, fill and package a variety of products used by consumer product companies and retailers. These are principally health and beauty aid items such as shampoo, hair conditioner, hand and body lotions, liquid soaps and bath additives. In some instances the Company also formulates products for its customers. The Company believes that these services, among others, are attractive to these companies since most lack production expertise or the costs of providing these functions in-house could be prohibitive.
   The Company's other products such as soaps, shower caps, soap dishes, shoe shine and sewing kits, toothpaste, toothbrushes, razors, shaving creams, paper products, cleaning chemicals, cleaning implements, glassware and other accessories are produced by independent manufacturers. Soaps are manufactured in accordance with the Company's specifications, including colors and fragrances, from materials furnished by suppliers selected by the Company. Additionally, the Company manufactures a portion of its bar soap requirements, which it sells to the lodging industry, at its facility in Rahway, New Jersey.
   The bottles and other packaging components for the Company's products are manufactured by independent suppliers in accordance with the Company's or the Company's customers' specifications. In certain instances, these independent suppliers utilize equipment and molds owned by the Company. In certain instances, the Company also utilizes the services of companies which decorate the bottles and other packaging components prior to delivery to the Company or to its contract packagers.

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

Proprietary Rights
------------------
   Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply(r), Guest Distribution(r), L'avenie(r), Guest Design(r), Institute Swiss(r), Whispermint(, Alliance(, Evergreen(, Botanicals(, Nautic( and the Heritage Collection(. The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company.

   In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company without the Company's consent. The aggregate net book value of all molds owned by the Company at September 30, 1998 was approximately $1,904,000.

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

Personnel
---------
As of September 30, 1998, the Company had approximately 864 employees.
None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

Executive Officers
------------------
   The current executive officers of the Company are as follows:

                                                               Age at
Name                  Position with the Company          September 30, 1998
----                  -------------------------          ------------------

Clifford W. Stanley   President, Chief Executive
                      Officer and Chairman of the
                      Board of Directors                          52

R. Eugene Biber       Vice President - Operations                 50

Teri E. Unsworth      Vice President - Market
                      Development and Director                    47

Paul T. Xenis         Vice President - Finance
                      and Secretary                               38

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

ITEM 2.   PROPERTIES.

   The Company's executive offices and principal operating facilities are located in Monmouth Junction, New Jersey, where the Company leases approximately 21,900 square feet of space in an office building. The lease expires on December 15, 2006 and provides for three five-year renewal options.
   In connection with its manufacturing and packaging operations, the Company currently leases a manufacturing facility in Rahway, New Jersey. The manufacturing facility consists of approximately 68,000 square feet of space. The lease for this facility expires in 2010. See "Item 1.
Business - Manufacturing, Packaging and Shipping" above. This lease may be cancelled by the Company on 90 days' notice.
   During fiscal 1997, the Company moved into a newly constructed 226,000 square foot distribution and warehouse facility designed to its specifications in Sayreville, New Jersey. This new facility consolidated all of the Company's then existing New Jersey warehousing facilities. The lease for the facility expires in November 2006.
   As part of its regional distribution strategy, the Company currently also leases 13 regional warehouses. The warehouses range in size from 19,200 square feet to 60,000 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California (two), Georgia and North Carolina. The leases for these warehouses have expiration dates through 2003.

ITEM 3.   LEGAL PROCEEDINGS.

   Effective December 3, 1997, the Company and Barry Igdaloff entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which Mr. Igdaloff agreed to vote the shares of Common Stock controlled by him for the election of the Company's nominees for director at last year's Annual Meeting of Shareholders (the "1998 Meeting") and for the election of the Company's nominees for director at the 1999 Annual Meeting of Shareholders (the "1999 Meeting"). Pursuant to the Stockholders Agreement, Mr. Igdaloff became a Class B director following the 1998 Meeting.
   The Stockholders Agreement also provides that (i) until the 1999 Meeting, Mr. Igdaloff will not engage in or assist in any solicitation of proxies relating to the Company not publicly supported by a resolution of a majority of the current members of the Board of Directors, and (ii) Mr. Igdaloff will not, in any event, nominate any individual for election as a director of the Company or vote for any individual as a director of the Company who is not nominated by a majority of the current members of the Company's Board of Directors (a "Continuing Director Nominee") if the election of such individual (and all other individuals who are not Continuing Director Nominees) would result in less than a majority of the directors of the Company being Continuing Director Nominees.
   The Company has commenced an action in the New York Supreme Court, New York County, seeking to compel Mr. Igdaloff to perform certain of the foregoing obligations under the Stockholders Agreement.
   From time to time, the Company is party to certain other claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complains which, in the opinion of management, would have a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

          Not applicable.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

   The Company's common stock trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol GSY. The table below sets forth the high and low closing prices during each of the last two fiscal years on the NYSE. The approximate number of holders of the Company's common stock at September 30, 1998 was 456. No cash dividends have been declared on the common stock since the Company was organized.

Market Price Range
------------------

                              Year Ended September 30, 1998
                              -----------------------------
                                  High             Low
                                -------          -------
First Quarter                   $15.625          $11.500
Second Quarter                   15.187           10.187
Third Quarter                    17.375           13.625
Fourth Quarter                   19.250            9.250


                              Year Ended September 30, 1997
                              -----------------------------
                                  High             Low
                                -------          -------
First Quarter                   $17.625          $11.875
Second Quarter                   17.375           13.875
Third Quarter                    14.500            8.750
Fourth Quarter                   15.500            9.375

   On December 9, 1998, the closing sales price for the Company's common stock was $12.6875 per share.

ITEM 6.   SELECTED FINANCIAL DATA.

Years Ended September 30,
Dollars in thousands except per share amounts
---------------------------------------------

                                1998      1997      1996      1995      1994
                            --------  --------  --------  --------  --------
Sales                       $236,743  $200,917  $179,042  $159,450  $116,325
Gross Profit                  47,718    42,825    37,998    37,365    30,751
Selling, General and
 Administrative Expenses      39,669    34,043    30,919    28,409    24,858
Operating Income               8,049     8,782     7,079     8,956     5,893
Net Income                     3,633     3,816     3,151     5,090     4,117
Working Capital               43,330    39,626    35,223    27,475    22,689
Total Assets                 118,107   112,669   102,888    95,607    72,967
Total Long-Term Liabilities   30,996    32,642    28,292    22,866    16,778
Total Liabilities             66,122    66,072    60,485    56,498    39,722
Total Equity                  51,985    46,597    42,403    39,109    33,245


Common Share Data
-----------------
Diluted Earnings Per Share     $0.51     $0.55     $0.45     $0.70     $0.58
Book Value Per Share           $7.95     $7.53     $6.89     $6.36     $5.50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------
   Sales for the year ended September 30, 1998 increased by 17.8% or $35.8 million to $236.7 million from $200.9 million for the year ended September 30, 1997. Revenues from hotel customers increased $39.7 million or 23.0% to $212.2 million. This increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople and territories that were established during fiscal 1998.
   In July, 1998, a sales and distribution center was opened in Hayward, California, increasing market share in that geographic area.
   Hotel customers were also added through new or expanded agreements with hotel management companies and hotel corporations.
   Sales of additional products to existing hotel customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.

   Sales to consumer product companies and retailers were $24.6 million in 1998 compared to $28.4 million in 1997. The decrease of $3.8 million or 13.6% was a result of a decline in sales to an existing long-term customer and the expiration of a contract with another customer. During 1998, one long-term customer accounted for substantially all of contract manufacturing revenue. The Company has expanded its contract manufacturing customer base for fiscal 1999 to include four divisions of two major consumer products companies and two companies that market sun care products. The Company is also in discussions with other potential clients and expects growth in volume from existing customers. As a result of these actions, the Company believes sales of contract manufacturing services will increase in fiscal 1999.
   Gross profit for the year ended September 30, 1998 was $47.7 million or 20.2% of sales compared to $42.8 million or 21.3% for the year ended September 30, 1997. Excluding a cost of goods charge of $2.2 million in fiscal 1997, which related to damaged and obsolete inventories identified during the consolidation of the Company's warehouses, gross profit declined from 22.4% of sales in fiscal 1997 to 20.2% in fiscal 1998. The decrease in gross margin was a result of reduced volume, an unfavorable mix and a formula change in contract manufacturing offset by an increase in hotel supply gross margins.
   With the addition of new customers in fiscal 1999, the Company believes contract manufacturing gross margin will improve.
   Selling, general and administrative expenses were $39.7 million or 16.8% of sales for the year ended September 30, 1998 compared to $34.0 million or 16.9% for the prior year. The increase of $5.7 million was due primarily to increased payroll and payroll related costs, delivery expenses, moving warehouses to larger facilities and opening a new branch in Hayward, California.
   The effective tax rate decreased to 38.4% in fiscal 1998 from 43.2% in fiscal 1997. The lower effective rate was the result of a focused tax strategy designed to reduce, where applicable, the Company's tax burden.

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

   Sales of additional products to existing hotel customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.
   Sales to consumer product companies and retailers were $28.4 million compared to $26.0 million for the year ended September 30, 1996. The increase of $2.4 million or 9.3%, came from an existing customer.
   The Company discontinued manufacturing Procter & Gamble body wash products during fiscal 1997, rather than during our 1998 second fiscal quarter as originally anticipated. These products are now produced by Procter & Gamble at one of its own facilities. During 1997, one long-term customer accounted for substantially all of contract manufacturing revenue.
   Gross profit for the year ended September 30, 1997 was $42.8 million or 21.3% of sales compared to $38.0 million or 21.2% for the year ended September 30, 1996. The most significant single factor affecting gross profit in fiscal 1997 was a charge to cost of sales in the amount of $2.2 million in the second quarter ended March 31, 1997. This charge was primarily the result of damaged, obsolete and below-standard inventory identified during the recent consolidation of the Company's seven New Jersey warehouses to its new central distribution facility and an increase to the Company's obsolescence reserve. Excluding the effects of this charge, gross profit as a percentage of sales for the year ended September 30, 1997 totaled 22.4%. In addition, an increase in textile sales also contributed to the decrease in gross profit as a percentage of sales as a result of a lower gross profit rate associated with textiles compared to
the Company's other products.   Also, the full year effect in fiscal 1997
of a pricing concession made to a major contract manufacturing customer in late fiscal 1996 further reduced gross margin percent. Offsetting all of these factors were improved manufacturing efficiencies, lower warehousing cost in the new facilities and increased volume.
   Selling, general and administrative expenses were $34.0 million or 16.9% of sales for the year ended September 30, 1997 compared to $30.9 million or 17.3% for the prior year. The increase of $3.1 million was due primarily to increased payroll and payroll related costs. The decrease in selling, general and administrative costs as a percentage of sales was the result of increased sales volume combined with the Company's cost containment program.
   The effective tax rate increased to 43.2% in fiscal 1997 from 41.3% in fiscal 1996. The increase is primarily due to taxes incurred in foreign jurisdictions.

Liquidity and Capital Resources
-------------------------------
   The Company had $43.3 million of working capital at September 30, 1998 compared to $39.6 million at September 30, 1997. This increase of $3.7 million is primarily the result of an increase in accounts receivable and inventories of $6.9 million offset by an increase in current liabilities of $1.7 million.

   At September 30, 1998, the Company had a five-year $15.0 million unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. At September 30, 1998, the Company had outstanding $1.1 million under its revolving credit facility bearing interest at a rate of 8.5% and had an unused amount available of $13.9 million.
   On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009. All of the Company's loans are subject to certain financial covenants.
   Capital expenditures totaled $4.1 million in 1998, compared to $6.9 million in 1997 and $4.3 million in 1996. In fiscal 1999, capital expenditures of approximately $3.6 million are expected.
   In fiscal 1997, the Board of Directors authorized the Company to purchase up to 5% of its outstanding common stock. As of September 30, 1998, 135,800 shares at a cost of $1.4 million had been repurchased under this program. Subsequent to September 30, 1998, the Company purchased 174,200 shares at a cost of $1.7 million completing its authorized repurchase. In November 1998, the Board of Directors authorized the repurchase of up to an additional 5% of its outstanding common stock, which may be purchased in open market transactions or block purchases and depends on many factors, including stock price, business developments, strategies and opportunities and legal requirements.
   The Company believes that the amount available under its new revolving credit facility, together with the cash flow from operations, will be sufficient to meet the Company's short-term working capital requirements and its identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available on commercially reasonable terms.

Year 2000 Readiness
-------------------
   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system miscalculations or failures causing disruptions in the operations of the Company and its suppliers and customers.
   The Company expects to complete its evaluation of all its information technology ("IT") and non-IT systems by January 31, 1999. Many of the software packages that the Company currently uses have been upgraded to be Year 2000 compliant. Other software considered critical to the Company's operations has been reviewed to determine the necessary changes needed to be upgraded. All changes are expected to be completed by June 30, 1999.
   As part of the Company's Year 2000 project, the Company has also contacted its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate Year
2000 compliance issues. The Company has also begun to contact its large customers where potential exposure exists to ascertain their readiness.
While the Company will continue to monitor its significant suppliers and customers, there can be no assurances that their systems will be timely converted or that failure to convert would not have a material adverse effect on the Company and its operations.
   Management estimates that based on the information known to date, the cost to complete its remediation of its systems will not exceed $250,000.
   The Company does not believe that its failure to resolve Year 2000 issues with respect to internal non-compliant systems will cause material disruption in its operations. While the Company believes its Year 2000 project will adequately address its internal issues, failure of the Company's suppliers and customers to timely remediate their Year 2000 issues may result in a material adverse effect on the Company and its operations.
   The Company has not, to date, developed a Year 2000 Contingency Plan.
It is the Company's goal to develop a contingency plan for all mission critical systems by September 30, 1999.

Recently Issued Accounting Standards
------------------------------------
   In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information."
Both statements become effective for fiscal years beginning after December 15, 1997, with early adoption permitted.
   These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. Management believes that these statements will not have any effect on the results of operations or financial position of the Company.

Forward Looking Information
---------------------------
   This Annual Report may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of or decline in sales to a major customer, failure to secure new business and unforeseen inefficiencies at the Company's manufacturing facility. In addition, difficulties in completing remediation of Year 2000 issues by the Company, its customers or suppliers may have a material adverse effect on the Company and its operations. Accordingly, there can be no assurances that any anticipated future results will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      GUEST SUPPLY, INC. AND SUBSIDIARIES

                                    -----

                       Consolidated Financial Statements
                       September 30, 1998, 1997 and 1996

Index to Financial Statements
-----------------------------


                                                                     Page
                                                                    Number
                                                                    ------
1. Financial Statements:

   Independent Auditors' Report . . . . . . . . . . . . . . . . . .   21

   Consolidated Balance Sheets - September 30, 1998 and 1997 . . . .  22

   Consolidated Statements of Operations - Years Ended
   September 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . .  23

   Consolidated Statements of Cash Flows -- Years Ended
   September 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . .  24

   Consolidated Statements of Shareholders' Equity -
   Years Ended September 30, 1998, 1997 and 1996 . . . . . . . . . .  25

   Notes to Consolidated Financial Statements . . . . . . . . . . . . 26

2. Financial Statement Schedule:
   II   - Valuation and Qualifying Accounts . . . . . . . . . . . . . 34

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP


Short Hills, New Jersey
November 20, 1998

Page 22
CONSOLIDATED BALANCE SHEETS

September 30,
Dollars In Thousands except share and per share amounts
                                                     1998             1997
---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                     $  2,558         $  4,152
   Accounts receivable, net of allowance
    for doubtful accounts of
    $543 - 1998 and $1,032 - 1997                  34,054           30,429
   Inventories                                     37,989           34,676
   Deferred income taxes                            1,373            2,067
   Prepaid expenses and other current assets        2,482            1,732
---------------------------------------------------------------------------
Total current assets                               78,456           73,056
Property and equipment, net of accumulated
 depreciation and amortization                     33,305           33,141
Other assets                                        1,555            1,312
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $4,626 - 1998 and $4,257 - 1997                    4,791            5,160
---------------------------------------------------------------------------
                                                 $118,107         $112,669
===========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses         $ 35,126         $ 32,493
   Current maturities of long-term debt                -               937
---------------------------------------------------------------------------
Total current liabilities                          35,126           33,430
---------------------------------------------------------------------------
Long-term debt                                     26,126           27,617
Deferred income taxes                               4,870            5,025
---------------------------------------------------------------------------
Total long-term liabilities                        30,996           32,642
---------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock - without par value;
    authorized 1,000,000 shares,
    outstanding none
   Common stock - without par value;
    stated value $0.10;  authorized
    20,000,000 shares, issued 6,671,638
    shares - 1998 and 6,190,307 shares - 1997         594              546
   Additional paid-in capital                      38,595           35,336
   Retained earnings                               14,378           10,745
   Treasury stock - 135,800 common shares
    in 1998, at cost                               (1,422)             -
 Cumulative foreign currency
    translation adjustments                          (160)             (30)
---------------------------------------------------------------------------
Total shareholders' equity                         51,985           46,597
---------------------------------------------------------------------------
                                                 $118,107         $112,669
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Page 23
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,
Dollars In Thousands except per share amounts
                                          1998          1997          1996
---------------------------------------------------------------------------
Sales                                 $236,743      $200,917      $179,042
Cost of sales                          189,025       158,092       141,044
---------------------------------------------------------------------------
Gross profit                            47,718        42,825        37,998
Selling, general and
 administrative expenses                39,669        34,043        30,919
---------------------------------------------------------------------------
Operating income                         8,049         8,782         7,079
Interest and other income                   76            45            53
Interest expense                        (2,225)       (2,110)       (1,764)
---------------------------------------------------------------------------
Income before income taxes               5,900         6,717         5,368
Income tax expense                       2,267         2,901         2,217
---------------------------------------------------------------------------
Net income                            $  3,633      $  3,816     $   3,151
===========================================================================
Earnings per common share:
   Basic                              $   0.56      $   0.62     $    0.51
===========================================================================
   Diluted                            $   0.51      $   0.55     $    0.45
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Page 24
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,
Dollars in Thousands                            1998       1997       1996
---------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                  $  3,633   $  3,816   $  3,151
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
     Depreciation and amortization             4,302      3,888      3,345
     Provision for losses on
      accounts receivable                        497        880        316
     (Gain) loss on sale of
      fixed assets                                17       (172)       -
     Deferred income tax expense                 539      1,195      1,321
     Changes in assets and liabilities:
      (Increase) decrease in
         accounts receivable                  (4,122)    (3,225)       263
      Increase in inventories                 (3,313)    (1,314)    (5,093)
      Decrease (increase) in prepaid
       expenses and other current assets         962         90       (906)
      Increase in other assets                   (28)      (178)       (37)
      Increase (decrease) in accounts
       payable and accrued expenses            2,633      4,217     (2,906)
---------------------------------------------------------------------------
       Net cash provided by
       (used in) operating activies            5,120      9,197       (546)
---------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                       (4,126)    (6,881)    (4,280)
   Increase in other assets                     (215)    (1,000)       -
   Proceeds from sale of fixed assets             12        202        -
---------------------------------------------------------------------------
     Net cash used in investing activities    (4,329)    (7,679)    (4,280)
---------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from revolving credit agreements  56,705     52,528     55,685
   Repayment on revolving credit agreements  (73,196)   (48,945)   (57,081)
   Proceeds from issuance of long-term debt   25,000        -       10,500
   Repayment of long-term debt               (10,937)    (3,874)    (3,655)
   Purchase of treasury stock                 (1,422)       -          -
   Proceeds from issuance of common stock      1,595        253        121
---------------------------------------------------------------------------
   Net cash (used in) provided by
    financing activities                      (2,255)       (38)     5,570
---------------------------------------------------------------------------
Foreign currency translation adjustments        (130)        81         22
---------------------------------------------------------------------------
Net (decrease) increase in cash
 and cash equivalents                         (1,594)     1,561        766
Cash and cash equivalents at
 beginning of year                             4,152      2,591      1,825
---------------------------------------------------------------------------
Cash and cash equivalents at end of year    $  2,558   $  4,152   $  2,591
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Page 25
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Years Ended September 30,
Dollars in Thousands                           1998       1997        1996
---------------------------------------------------------------------------
Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
Interest, net of capitalized interest      $  1,908   $  2,099    $  1,674
Income taxes, net of refunds               $  1,090   $    928    $  1,739

Supplemental schedule of non-cash financing and investing activities:

 The Company received an income tax benefit on the exercise of certain of its stock options in the amount of $1,712 in 1998 and $44 in 1997 which benefit was credited to additional paid-in capital.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                      Cumulative
                                                                         Foreign
                                        Additional                      Currency
Dollars in Thousands,     Number           Paid-in Retained Treasury Translation
except share amounts   of Shares  Amount   Capital Earnings    Stock  Adjustment
------------------------------------------------------------------------------
Balance,
September 30, 1995     6,146,335  $  542 $34,922    $ 3,778   $  -       $ (133)
Net income                   -       -       -        3,151     -          -
Sales through employee
 stock option
 and purchase plans        9,740       1     120         -       -          -
Equity adjustments from
 foreign currency
 translation                 -       -       -           -       -           22
--------------------------------------------------------------------------------
Balance,
September 30, 1996     6,156,075     543  35,042      6,929      -         (111)
Net income                   -       -       -        3,816      -          -
Sales through employee
 stock option and
 purchase plans           34,232       3     250        -        -          -
Tax benefit associated
 with exercise of
 stock options               -       -        44        -        -          -
Equity adjustments from
 foreign currency
 translation                 -       -       -          -        -           81
--------------------------------------------------------------------------------
Balance,
September 30, 1997     6,190,307     546  35,336     10,745      -          (30)
Net income                   -       -       -        3,633      -          -
Sales through employee
 stock option and
 purchase plans          481,331     48    1,547        -        -          -
Tax benefit associated
 with exercise of
 stock options               -       -     1,712        -        -          -
Purchase of
 treasury stock         (135,800)    -       -          -     (1,422)       -
Equity adjustments from
 foreign currency
 translation                 -       -       -          -        -         (130)
--------------------------------------------------------------------------------
Balance,
September 30, 1998     6,535,838 $  594  $38,595   $ 14,378 $ (1,422)  $   (160)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands except share and per share amounts

BUSINESS DESCRIPTION   The Company operates principally as a manufacturer,
packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages products for major consumer products and retail companies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   Principles of Consolidation -
The consolidated financial statements include the accounts of Guest Supply, Inc. and all of its subsidiaries ("the Company"), each of which is wholly owned. All significant intercompany transactions and balances are eliminated in consolidation.
  Risks and Uncertainties - The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or with respect to certain facilities, the Company as a whole, during the period of such operational difficulty.
  In addition, other factors may cause the Company's results to differ materially from historic levels. Some of the most significant factors include a downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of or decline in sales to a major customer, pricing pressures, unforeseen inefficiencies at the Company's manufacturing facility, and difficulties in completing remediation of Year 2000 issues by the Company, its customers or suppliers.
  Foreign Currency Translation   Assets and liabilities of the Company's
foreign subsidiaries are translated into US dollars at current exchange rates, while revenues and expenses are translated at average exchange rates during each reporting period. Adjustments resulting from translation of financial statements are reported as a separate component of shareholders' equity.
  Use of Estimates - In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Inventories  - Inventories are stated at the lower of cost or market.
Cost is determined using the weighted-average and first-in, first-out methods.
  Property and Equipment - Property and equipment are carried at cost. Depreciation and amortization is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 40 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 3 to 8 years; computers, 3 to 10 years; and leasehold improvements, the shorter of the life of the lease or the life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.
  Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired is being amortized using the straight-line method over 25 years. The Company continually evaluates the amortization period of its intangible assets. Estimates of useful lives are revised when circumstances or events indicate that the original estimate is no longer appropriate.
  Earnings Per Share - On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128), which supercedes Accounting Principal Board Opinion No. 15, "Earnings per Share" (APB No. 15), and requires companies to present basic and 2diluted earnings per share instead of primary and fully diluted earnings per share as previously required. All earnings per share amounts have been restated in accordance with SFAS No. 128. Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and warrants (unless anti-dilutive) and is adjusted, if applicable, for the effect on net earnings of such transactions.
  Financial Instruments   The carrying values of financial instruments
(principally cash and cash equivalents, accounts receivable, certain other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated their fair values at September 30, 1998 and 1997. Fair values were determined based on management's estimates using the latest available market data.
  Concentration of Credit Risk - Concentration of credit risk consists principally of accounts receivable. At September 30, 1998, 1997 and 1996, one customer accounted for 9.1%, 20.1% and 22.2%, respectively, of the Company's total accounts receivable, and 15.5%, 13.2% and 11.1%, respectively, of the Company's total sales in 1998, 1997 and 1996. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral or other security to support the financial instruments with credit risk.

Dollars in Thousands except share and per share amounts

  Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
  Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.
  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
  Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied.
  Stock Split - On October 24, 1995, the Company effected a three-for-two stock split of its common stock in the form of a stock dividend. All share and per share data have been restated to reflect the stock split.

INVENTORIES
                                                         1998          1997
===========================================================================
Raw materials                                        $  8,666      $  7,706
Finished goods                                         29,323        26,970
---------------------------------------------------------------------------
                                                     $ 37,989     $  34,676
---------------------------------------------------------------------------
Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.


PROPERTY AND EQUIPMENT
                                                         1998          1997
===========================================================================
Land, building and leasehold improvements            $  6,750      $  5,880
Machinery and equipment                                46,497        44,103
Furniture and fixtures                                  2,248         2,047
Computers                                               2,631         2,249
Construction in progress                                  958           726
---------------------------------------------------------------------------
                                                       59,084        55,005
Less accumulated depreciation and amortization         25,779        21,864
---------------------------------------------------------------------------
                                                     $ 33,305      $ 33,141
===========================================================================
Depreciation and amortization of property and equipment charged to income was $3,934, $3,520 and $2,977 for the years ended September 30, 1998, 1997 and 1996, respectively.

INCOME TAXES
Income tax expense is comprised of the following:
                                               1998        1997        1996
---------------------------------------------------------------------------
Federal - Current                          $  1,334    $  1,229    $    828
        - Deferred                              893       1,133         960
---------------------------------------------------------------------------
Total Federal income taxes                    2,227       2,362       1,788
---------------------------------------------------------------------------
State   - Current                               369         297         245
        - Deferred                             (354)        158         184
---------------------------------------------------------------------------
Total state income taxes                         15         455         429
---------------------------------------------------------------------------
Foreign                                          25          84         -
---------------------------------------------------------------------------
Total income tax provision                 $  2,267    $  2,901    $  2,217
===========================================================================

The following is a reconciliation of Federal income tax expense computed using the statutory rate of 34% to the Company's effective income tax rate:

                                               1998        1997        1996
---------------------------------------------------------------------------

Computed "expected" income tax expense $ 2,006 $ 2,284 $ 1,825 Increase (reduction) in tax expense resulting from:
   State income taxes, net of Federal
    income tax benefit                         (112)        300         283
   Change in valuation allowance                350         -           -
   Nondeductible amortization of goodwill       125         125         125
   Foreign                                       25          84         -
   Adjustment to net deferred taxes for
    change in effective state income
    tax rate                                   (165)        -           -
   Other, net                                    38         108        (16)
---------------------------------------------------------------------------
                                           $  2,267    $  2,901   $  2,217
===========================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:
                                                          1998        1997
Deferred tax assets:
  Allowance for doubtful accounts                    $     209    $    409
  Inventory obsolescence reserve and
   uniform  capitalization                                 980       1,206
  Net operating loss carryforwards - states                940         260
  Alternative minimum tax credit carryforwards             228         163
  Other                                                    184         192
---------------------------------------------------------------------------
Gross deferred tax assets                                2,541       2,230
  Less:  valuation allowance                              (350)         -
---------------------------------------------------------------------------
Net deferred tax assets                                  2,191       2,230
Deferred tax liability - principally excess
 of tax over financial statement depreciation           (5,688)     (5,188)
---------------------------------------------------------------------------
Net deferred liability                                $ (3,497)   $ (2,958)
===========================================================================

 The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due principally to the expiration of net operating loss carryforwards for state income tax purposes. The net change in the valuation allowance for the year ended September 30, 1998 was an increase of $350.
  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, projections for future taxable income and the availability of tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused, management believes that it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
 At September 30, 1998, the Company has net operating loss carryforwards for state income tax purposes of approximately $15,672 which are available to reduce future state income taxes, if any, through the year 2005. In addition, the Company has alternative minimum tax credit carryforwards of approximately $228 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

LONG-TERM DEBT Long-term debt consists of the following at September 30, 1998 and 1997:

                                                        1998           1997
---------------------------------------------------------------------------
Revolving credit facility                          $   1,126      $  17,617
Series A senior notes payable; 7.06%;
 due November, 2009                                   15,000            -
Series B senior notes payable; 6.95%;
 due November, 2007                                    5,000           -
Series C senior notes payable; 6.70%;
 due November, 2003                                    5,000           -
$5,000 five-year term note payable,
 due in equal monthly payments of $83
 through February 1999, interest at 6.45%                -            1,416
$5,000 four-year term note payable,
 due in equal monthly payments of $104
 through February 1999, interest at 8.25%                -            1,771
$10,500 seven-year term note payable,
 due in equal monthly payments of $125
 through November 2002, interest at 7.0%                 -            7,750
---------------------------------------------------------------------------
                                                      26,126         28,554
Less current maturities                                  -              937
---------------------------------------------------------------------------
                                                   $  26,126      $  27,617
===========================================================================


 On December 3, 1997, the Company completed a Private Placement in the amount of $25.0 million of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from 2003 to 2009 and require semiannual principal payments in varying amounts commencing in November 1999. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15.0 million unsecured revolving credit facility. Availability under the facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate (8.5% at September 30, 1998), as selected by the Company. The proceeds from the notes and credit facility were used to repay the outstanding balance under the previous revolving credit facility and term notes. All of the Company's loans are subject to certain financial covenants. The unused amount available to the Company under the revolving credit facility as of September 30, 1998 was $13,874.

Long-term debt at September 30, 1998 matures as follows:

1999                                                                $   -
2000                                                                 1,111
2001                                                                 1,486
2002                                                                 3,376
2003                                                                 3,626
Thereafter                                                          16,527
===========================================================================

LEASES The Company leases its office, warehouse facilities and vehicles under long-term lease agreements. These leases are classified as operating leases and expire in various years through fiscal 2007. Future minimum lease payments under noncancelable operating leases as of September 30, 1998 are:

                                                                  Operating
September 30,                                                        Leases
---------------------------------------------------------------------------
1999                                                              $   4,218
2000                                                                  3,541
2001                                                                  2,679
2002                                                                  2,067
2003                                                                  1,743
Thereafter                                                            4,670
---------------------------------------------------------------------------
Total minimum lease payments                                      $  18,918
===========================================================================

 Rent expense under operating leases was $4,737, $4,820 and $4,079 for the years ended September 30, 1998, 1997 and 1996, respectively.

LITIGATION From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effects on the Company's consolidated financial statements taken as a whole.

EARNINGS PER SHARE  Earnings per share is calculated as follows:

                                           1998           1997         1996
---------------------------------------------------------------------------
BASIC EPS
Net earnings                         $    3,633     $    3,816   $    3,151
===========================================================================
Weighted average common
 shares outstanding                   6,489,000      6,177,000    6,150,000
===========================================================================
Basic EPS                            $     0.56     $     0.62   $     0.51
===========================================================================

DILUTED EPS
Net earnings                         $    3,633     $    3,816   $    3,151
Effects of dilutive stock
 options and warrants                       -              -            -
---------------------------------------------------------------------------
 Adjusted net earnings               $    3,633     $    3,816   $    3,151
===========================================================================
Weighted average common
 shares outstanding                   6,489,000      6,177,000    6,150,000
Effects of dilutive stock
 options and warrants                   636,000        806,000      916,000
---------------------------------------------------------------------------
Weighted average common shares
 outstanding assuming dilution        7,125,000      6,983,000    7,066,000
===========================================================================
Diluted EPS                          $     0.51     $     0.55   $     0.45
===========================================================================

Options to purchase 86,000 shares of common stock at an average price of $15.36 per share at September 30, 1998 and 1997 were anti-dilutive and are not included in the calculations of diluted earnings per share because the option exercise price was greater than the average market price of common shares for each respective period. No options were anti-dilutive in fiscal 1996.
 In fiscal 1997, the Board of Directors authorized the Company to purchase up to 5% of its outstanding common stock. As of September 30, 1998, the Company purchased 135,800 shares of common stock at prices ranging from $9.25 to $11.375. Subsequent to September 30, 1998, the Company purchased 174,200 shares of common stock at prices ranging from $8.125 to $11.00, completing its authorized repurchase. In November 1998, the Board of Directors authorized the repurchase of up to an additional 5% of its outstanding common stock, which may be purchased in open market transactions or block purchases and depends on many factors, including stock price, business developments, strategies and opportunities and legal requirements.

STOCK INCENTIVE PLANS Under the stock option plans approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock exercisable at prices not less than fair market value at the date of grant. Options generally become exercisable 20% one year from the date of grant, with an additional 20% exercisable each succeeding year. The options generally expire ten years from the date of grant.
 In March 1996, the shareholders of the Company adopted the 1996 Long-Term Incentive Plan. Under the plan, 400,000 shares of Common Stock are available for issuance of awards. The Stock Option Committee is authorized to grant a wide range of awards, including options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to any employee or director.
 Transactions relating to these stock option plans are summarized as follows:


                                  1998                 1997               1996
                    ==================  =================== ==================

                              Weighted             Weighted           Weighted
                               Average              Average            Average
                              Exercise             Exercise           Exercise
                       Shares    Price      Shares    Price    Shares    Price
                    ------------------  -------------------  -----------------
Outstanding at
 beginning of year  1,042,300   $ 6.31   1,171,300   $ 7.25   934,800   $ 5.26
Granted                   -        -        48,000    11.38   241,000    15.03
Exercised            (214,300)    3.00     (21,300)    6.27    (1,500)    2.67
Forfeited                 -        -      (155,700)   14.95    (3,000)   15.25
                    ------------------  -------------------  ------------------
Outstanding at
 end of year          828,000   $ 7.16   1,042,300   $ 6.31  1,171,300  $ 7.25
                    ------------------  -------------------  ------------------
Exercisable at
 year end             731,400   $ 6.38     858,650   $ 5.06   742,500   $ 4.86
                    ==================  ===================  ==================

Weighted average
 fair value of
 options granted
 during the year                                     $ 6.51             $ 8.60
                                                     ======             ======

 The fair value of each stock option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: expected life of 7.0 years; expected volatility of 45%; expected dividend yield of 0%; and risk-free interest rate of 6.5%.

                                   Options Outstanding   Options Exercisable
                                 ===================== =====================
                                   Weighted
                                    Average  Weighted              Weighted
                                  Remaining   Average               Average
Range of                Number  Contractual  Exercise       Number Exercise
 Exericse Prices   Outstanding         Life     Price  Exercisable    Price
---------------------------------------------------------------------------
$  2.67 - $  3.75      193,250    1.8 years    $ 2.98      193,250   $ 2.98
   4.67 -    5.75      269,250    4.4 years      4.68      269,250     4.68
   9.75 -   11.50      279,500    6.1 years      9.91      237,100     9.87
  15.25 -   16.25       86,000    7.7 years     15.36       31,800    15.33
-----------------------------------------------------      ----------------
                       828,000    4.7 years    $ 7.16      731,400   $ 6.38
=====================================================      ================

 The Company maintains an Employee Stock Purchase Plan in which eligible employees may purchase a limited amount of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During the years ended September 30, 1998, 1997 and 1996, there were 12,031, 11,432 and 8,240 shares purchased under this plan, respectively. At September 30, 1998, 68,317 shares are reserved for future issuance under this plan.
 Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: an expected life of 6 months; expected volatility of 48% in 1998 and 45% in 1997 and 1996; expected dividend yield of 0%; and risk-free interest rate of 6.5%. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $3.04, $4.34 and $5.89, respectively.
 The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

Years Ended September 30,                          1998      1997       1996
============================================================================
Net income:
   As reported                                   $3,633    $3,816     $3,151
   Pro forma                                      3,483     3,678      3,002
Basic earnings per share:
   As reported                                   $ 0.56   $  0.62     $ 0.51
   Pro forma                                       0.54      0.60       0.49
Diluted earnings per share:
   As reported                                   $ 0.51   $  0.55     $ 0.45
   Pro forma                                       0.49      0.53       0.42

 The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates granting additional awards in future years.

COMMON STOCK WARRANTS The Board of Directors may grant common stock warrants to directors and officers of the Company at exercise prices not less than market value at the date of grant. All outstanding warrants expire through 2000.
 Transactions relating to common stock warrants are summarized as follows:

                                 1998               1997              1996
                    =================  =================  =================
                             Weighted           Weighted           Weighted
                              Average            Average            Average
                             Exercise           Exercise           Exercise
                     Shares     Price   Shares     Price   Shares     Price
                   ------------------  -----------------  -----------------
Outstanding at
 beginning of year  741,750   $  3.11  743,250   $  3.11  743,250   $  3.11
Exercised          (255,000)     3.29   (1,500)     3.17      -         -
                   ------------------  -----------------  -----------------
Outstanding at
 end of year        486,750   $  3.02  741,750   $  3.11 743,250    $  3.11
                   ------------------  -----------------  -----------------
Exercisable at
 year end           486,750   $  3.02  741,750   $  3.11 743,250   $  3.11
                   ==================  ================== =================

EMPLOYEE BENEFIT PLAN The Company has a 401(k) Salary Reduction Plan under which the Company annually matches a portion of the amount of contributions made by the employee. All domestic employees with one year of continuous service are eligible for the plan. Company matching contributions are 100% vested, as are any contributions made by the employee. The Company may also make, at its sole discretion, annual discretionary contributions, which vest over a six-year period. The Company has not made any discretionary contributions.
 Employer contributions relating to these plans were $226, $181 and $167 for the years ended September 30, 1998, 1997 and 1996, respectively.

SHAREHOLDERS' PREFERRED PURCHASE RIGHTS On July 14, 1988, as amended on August 6, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 26, 1988 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a preferred share at a price of $30.00, subject to adjustment.
 The rights agreement provides that, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock, or (ii) 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common stock, the rights will be transferred with and only with the common stock.
 The rights are not exercisable until the earlier of such date described above and will expire on July 15, 2008, unless the final expiration date is extended or the rights are earlier redeemed by the Company at $.01 per right.

QUARTERLY FINANCIAL DATA The following table sets forth certain unaudited quarterly financial information.

Year ended September 30, 1998
                                     First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
---------------------------------------------------------------------------
Sales                             $ 52,765   $ 52,794   $ 60,986   $ 70,198
Gross profit                        10,440     10,571     12,065     14,642
Net income                             418        370        869      1,976
Earnings per common share:
  Basic                           $   0.07   $   0.06   $   0.13   $   0.30
  Diluted                         $   0.06   $   0.05   $   0.12   $   0.28


Year ended September 30, 1997
---------------------------------------------------------------------------
Sales                             $ 47,656   $ 44,287   $ 52,571   $ 56,403
Gross profit                        11,071      6,923     11,744     13,087
Net income (loss)                    1,219     (1,319)     1,618      2,298
Earnings (loss) per common share:
  Basic                           $   0.20   $  (0.21)  $   0.26   $   0.37
  Diluted                         $   0.17   $  (0.21)  $   0.24   $   0.33

                    GUEST SUPPLY, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



   COLUMN A                COLUMN B       COLUMN C        COLUMN D   COLUMN E
   --------                --------       --------         -------- ---------
                                          Additions
                                    ---------------------
                         Balance At Charged to Charged to              Balance
                          Beginning  Costs and      Other            At End Of
  Description                Period   Expenses   Accounts Deductions    Period
----------------------   ---------- ---------- ---------- ---------- ---------
Reserves and allowances
 deducted from asset
 accounts :

Allowance for Uncollectible Accounts

Year ended
 September 30, 1998      1,032,000    497,000          0     986,000   543,000
                         =========  ========= ==========  ========== =========
Year ended
 September 30, 1997        898,000    880,000          0     746,000 1,032,000
                         =========  ========= ==========  ========== =========
Year ended
 September 30, 1996        692,000    316,000          0     110,000   898,000
                         =========  ========= ==========  ========== =========


Allowance for Obsolescence and Inventory Chargebacks
----------------------------------------------------
Year ended
 September 30, 1998      1,934,000  1,152,000          0  1,536,000  1,550,000
                         =========  ========= ==========  =========  =========
Year ended
 September 30, 1997      1,606,000  1,858,000          0  1,530,000  1,934,000
                         =========  ========= ==========  =========  =========
Year ended
 September 30, 1996      1,344,000    828,000          0    566,000  1,606,000
                         =========  ========= ==========  =========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Shareholders to be held on January 21, 1999 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   For information concerning this item, see the table and text under the captions "Executive Compensation," "Compensation of Directors,"
"Compensation Committee Interlocks and Insider Participation" and
"Employment Agreements" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   For information concerning this item, see the table and text under the caption "Information Concerning Certain Shareholders" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning this item, see the text under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1.  Financial Statements:

          Included in Part II of this report:

                                                                      Page
                                                                     Number
                                                                     ------
          Independent Auditors' Report . . . . . . . . . . . . . . . .   21

          Consolidated Balance Sheets -
          September 30, 1998 and 1997 . . . . . . . . . . . . . . . . .  22

          Consolidated Statements of Operations -
          Years Ended September 30, 1998, 1997 and 1996 . . . . . . . .  23

          Consolidated Statements of Cash Flows -
          Years Ended September 30, 1998, 1997 and 1996 . . . . . . . .  24

          Consolidated Statements of Shareholders' Equity -
          Years Ended September 30, 1998, 1997 and 1996 . . . . . . . .  25

          Notes to Consolidated Financial Statements . . . . . . . . . . 26

          2.  Financial Statement Schedule:

          Included in Part II of this report:

          II - Valuation and Qualifying Accounts . . . . . . . . . . . . 34

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

          3.   Exhibits:

   The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b)  Current Reports on Form 8-K:

   No reports on Form 8-K were filed during the three-month period ended September 30, 1998.

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

Dated:    December 15, 1998


                                      GUEST SUPPLY, INC.


                                      By  /s/ Clifford W. Stanley
                                        -------------------------
                                              Clifford W. Stanley
                                              President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:    December 15, 1998            By  /s/ Clifford W. Stanley
                                         -------------------------
                                               Clifford W. Stanley
                                               President, Principal
                                               Executive Officer and
                                               Director

Dated:    December 15, 1998             By  /s/ Thomas M. Haythe
                                          -------------------------
                                                Thomas M. Haythe
                                                Director

Dated:    December 15, 1998             By  /s/ Barry Igdaloff
                                          -------------------------
                                                Barry Igdaloff
                                                Director


Dated:    December 15, 1998             By  /s/ Peter L. Richard
                                          -------------------------
                                                Peter L. Richard
                                                Director


Dated:    December 15, 1998             By  /s/ Teri E. Unsworth
                                          -------------------------
                                                Teri E. Unsworth
                                                Vice President -
                                                Market Development and
                                                Director


Dated:    December 15, 1998             By  /s/ Edward J. Walsh
                                          --------------------------
                                                Edward J. Walsh
                                                Director


Dated:    December 15, 1998             By  /s/ George S. Zabrycki
                                          --------------------------
                                                George S. Zabrycki
                                                Director


Dated:    December 15, 1998             By  /s/ Paul T. Xenis
                                          --------------------------
                                                Paul T. Xenis
                                                Vice President -
                                                Finance and
                                                Principal Financial
                                                and Accounting Officer
Page 40

                              Index to Exhibits
                              -----------------

                                                                       Page

3(a)      Amended and Restated Certificate of Incorporation of
          the Company (incorporated by reference to Exhibit 3
          to the Company's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1996).                          --

3(b)      Certificate of Amendment of the Amended and Restated
          Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996).                                            --

3(c)      Certificate of Amendment of the Amended and Restated
          Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996).                                            --

3(d)      Certificate of Amendment of the Amended and Restated
          Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996).                                            --

3(e)      Certificate of Correction to the Certificate of Amendment
          of the Amended and Restated Certificate of Incorporation
          of the Company, (incorporated by reference to Exhibit 3(d)
          to the Company's Annual Report on Form 10-K for the year
          ended September 30, 1993).                                  --

3(f) Certificate of Merger of Miraflores Designs, Inc. into the Company (incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended
          September 30, 1993).                                        --

3(g) Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3(g) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1997).                                                      --

4(a)      Article THIRD of Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3(a) to
          Registration Statement on Form S-1 No. 33-7246).            --

4(b)      Form of Series W Warrant Certificate to purchase Common
          Stock of the Company (incorporated by reference to
          Exhibit 4(b) to the Company's Annual Report on Form 10-K
          for the year ended September 30, 1994).                     --

4(c)      Form of Series A Warrant Certificate to purchase
          Common Stock of the Company (incorporated by
          reference to Exhibit 4(c) to the Company's Annual
          Report on Form 10-K for the year ended
          September 30, 1994).                                        --

4(d)      Form of Series B Warrant Certificate to purchase
          Common Stock of the Company (incorporated by reference
          to Exhibit 4(d) to the Company's Annual Report on
          Form 10-K for the year ended September 30, 1994).           --

4(e) Rights Agreement dated as of July 15, 1988 between the Company and First Fidelity Bank (incorporated by reference to Exhibit 4(e) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1993).                                                      --

4(f)      Amendment No. 1 dated as of August 15, 1998 by and
          among the Company, First Fidelity Bank and ChaseMellon
          Shareholder Services, L.L.C. to the Rights Agreement
          (incorporated by reference to Exhibit 4.1 to the
          Company's Current Report on Form 8-K dated
          September 8, 1998).                                         --

10(a)     1983 Stock Option Plan of the Company, as amended
          (incorporated by reference to Exhibit 10(a) to
          Company's Annual Report on Form 10-K for
          the year ended September 30, 1993).                         --

10(b)     1993 Employee Stock Purchase Plan (incorporated by
          reference to Exhibit 4.4 to Registration Statement
          on Form S-8 No. 33-63352).                                  --

10(c)     1993 Stock Option Plan of the Company (incorporated
          by reference to Exhibit 4.1 to Registration Statement
          on Form S-8 No. 33-63352).                                  --

10(d)     Lease dated February 28, 1985 between the Company
          and The Benenson Capital Company (incorporated by
          reference to Exhibit 10(l) to Registration Statement
          on Form S-1 No. 2-98274).                                   --

10(e)     Lease dated October 28, 1985 between the Company and
          Shore Point Distributors (incorporated by reference
          to Exhibit 10(y) to Registration Statement on Form
          S-1 No. 33-7246).                                           --

10(f)     Guest Supply, Inc. 401(k) Plan & Trust (incorporated
          by reference to Exhibit 10(i) to the Company's Annual
          Report on Form 10-K for the year ended
          September 30, 1996).                                        --

10(g)     Guest Supply, Inc. 1996 Long Term Incentive Plan
          (incorporated by reference to Exhibit 10(j) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1996).                                  --
Page 42

10(h)     Lease dated March 16, 1995 between the Company and
          The Morris Company (incorporated by reference to
          Exhibit 10(b) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995).            --

10(i)     Employment Agreement dated as of August 6, 1998
          between the Company and Clifford W. Stanley
          (incorporated by reference to Exhibit 10(i) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(j) Employment Agreement dated as of August 6, 1998 between the Company and Teri E. Unsworth (incorporated by reference to Exhibit 10(j) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1997).                                                      --

10(k) Employment Agreement dated as of August 6, 1998 between the Company and Paul T. Xenis (incorporated by reference to Exhibit 10(k) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1997).                                                      --

10(l) Employment Agreement dated as of August 6, 1998 between the Company and R. Eugene Biber (incorporated by reference to Exhibit 10(l) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1997).                                                      --

10(m) General Counsel Agreement dated as of August 6, 1998 between the Company and Thomas M. Haythe (incorporated by reference to Exhibit 10(m) to the Company's Annual
          Report on Form 10-K for the year ended September 30,
          1997).                                                      --

10(n)     Revolving Credit Agreement by and among the Company,
          Guest Packaging, Inc., Breckenridge-Remy Co., and
          Guest Distribution Services, Inc., all as the Borrower,
          PNC Bank, National Association, First Union National
          Bank, both as Lenders and PNC Bank, National
          Association, as agent, dated as of December 3, 1998
          (incorporated by reference to Exhibit 10(n) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(o)     Revolving Credit Note dated December 3, 1998 made by
          the Company, Guest Packaging, Inc., Breckenridge-Remy
          Co. and Guest Distribution Services, Inc., as joint
          and several obligors to First Union National Bank
          (incorporated by reference to Exhibit 10(o) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(p)     Revolving Credit Note dated December 3, 1998 made
          by the Company, Guest Packaging, Inc., Breckenridge-
          Remy Co. and Guest Distribution Services, Inc., as
          joint and several obligors to PNC Bank, National
          Association (incorporated by reference to Exhibit 10(p)
          to the Company's Annual Report on Form 10-K for the
          year ended September 30, 1997).                             --

10(q)     Form of Note Purchase Agreement dated as of
          December 3, 1998 by and among the Company, Breckenridge-
          Remy Co., Guest Distribution Services, Inc., Guest
          Packaging, Inc. and each of The Mutual Life Insurance
          Company of New York, AUSA Life Insurance Company, Inc.,
          Great-West Life & Annuity Insurance Company and
          Nationwide Life and Annuity Insurance Company
          (incorporated by reference to Exhibit 10(q) to the
          Company's Annual Report on Form 10-K for the year ended
          September 30, 1997).                                        --

10(r)     7.06% Series A Senior Note due November 15, 2009 made
          by the Company, Guest Packaging, Inc., Breckenridge-
          Remy Co. and Guest Distribution Services, Inc. for the
          benefit of the Mutual Life Insurance Company of New York (incorporated by reference to Exhibit 10(r) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(s) 7.06% Series A Senior Note due November 15, 2009 made by the Company, Guest Packaging, Inc., Breckenridge-Remy
          Co. and Guest Distribution Services, Inc. for the benefit of AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit 10(s) to the Company's Annual
          Report on Form 10-K for the year ended September 30, 1997). --

10(t)     6.95% Series B Senior Note due November 15, 2007 made
          by the Company, Guest Packaging, Inc., Breckenridge-Remy
          Co. and Guest Distribution Services, Inc. for the benefit
          of Great-West Life & Annuity Insurance Company
          (incorporated by reference to Exhibit 10(t) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(u)     6.70% Series C Senior Note due November 15, 2003 made
          by the Company, Guest Packaging, Inc., Breckenridge-Remy
          Co. and Guest Distribution Services, Inc. for the benefit
          of Nationwide Life and Annuity Insurance Company.
          (incorporated by reference to Exhibit 10(u) to the
          Company's Annual Report on Form 10-K for the year
          ended September 30, 1997).                                  --

10(v)     Stockholders Agreement dated as of December 3, 1997
          by and among the Company, Barry Igdaloff and the
          other parties thereto (incorporated by reference
          to Exhibit 10 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended December 31, 1997).         --

21        Subsidiaries of the Registrant                              45

23        Consent of KPMG Peat Marwick LLP                            46

24        Power of Attorney (see "Power of Attorney" in Form 10-K)    --

27        Financial Data Schedule                                     47

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

                                                                Exhibit 21

                      Subsidiaries of Guest Supply, Inc.
                      ----------------------------------

Guest Supply, Inc. has the following subsidiaries:

1.   Guest International, Ltd., an English corporation.

2.   Guest Packaging, Inc., a New Jersey corporation.

3.   Breckenridge-Remy Co., a Delaware corporation.

4.   Guest International (Canada) Ltd., a Canadian corporation.

5.   Guest International New Zealand Limited, a New Zealand corporation.

6.   Guest Distribution Services, Inc., a Delaware corporation.

                                                                Exhibit 23


                        Independent Auditors' Consent
                        -----------------------------


The Board of Directors
Guest Supply, Inc.:


We consent to incorporation by reference in the Registration Statements (File Nos. 2-89233, 2-89234, 33-22872, 33-63352 and 333-26709) on Form S-8
of Guest Supply, Inc. of our report dated November 20, 1998, relating to the consolidated balance sheets of Guest Supply, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended September 30, 1998, and related schedule, which report appears in the September 30, 1998 annual report on Form 10-K of Guest Supply, Inc.


                                     /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
December 11, 1998