Form 10-Q
period 1999-01-01
GUEST SUPPLY INC
filed 1999-02-16
CIK 722642

1 of 11 pages


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 1, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXHANGE ACT OF 1934

      For the transition period from __________ to __________
      Commission file number 1-11955


===========================================================================

                            GUEST SUPPLY, INC.
         (Exact name of registrant as specified in its charter)

State of New Jersey                                    22-2320483
------------------------------------------------------------------------------
(State or other jurisdiction of                        (Identification number)
 incorporation or organization)

4301 U.S. Highway One, Monmouth Junction, New Jersey   08852-0902
---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

609-514-9696
---------------------------------------------------------------------------
(Registrants telephone number and area code)

September 30
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

===========================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X  Yes         No
                                                 ---         ---

The number of shares of common stock, without par value, outstanding as of January 1, 1999 was 6,294,538 shares.
                                                                     Page 2

                                                                     Part 1
                                        Guest Supply, Inc. and Subsidiaries
                                      Consolidated Condensed Balance Sheets
---------------------------------------------------------------------------
                                                       Dollars in Thousands

                                                January 1,    September 30,
                                                      1999             1998
                                             -------------    -------------
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $  1,938           $  2,558
  Accounts receivable, net                       28,798             34,054
  Inventories:
   Raw materials                                  9,442              8,666
   Finished goods                                32,356             29,323
  Deferred income taxes                           1,493              1,373
  Prepaid expenses and other current assets       1,961              2,482
---------------------------------------------------------------------------
Total current assets                             75,988             78,456

  Property and equipment, net                    33,159             33,305
  Other assets                                    2,557              1,555
  Excess of cost over net assets acquired         4,699              4,791
---------------------------------------------------------------------------
                                               $116,403           $118,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $ 31,877           $ 35,126
  Current maturities of long-term debt              556                -
---------------------------------------------------------------------------
Total current liabilities                        32,433             35,126
===========================================================================

  Long-term debt                                 28,644             26,126
  Deferred income taxes                           5,029              4,870
---------------------------------------------------------------------------
Total long-term liabilities                      33,673             30,996
===========================================================================

Commitments and contingencies

Shareholders' equity:
  Preferred stock - without par value;
   authorized 1,000,000 shares,
   outstanding none
  Common stock - without par value;
   stated value $0.10; authorized
   20,000,000 shares, issued 6,671,638
   shares at January 1, 1999 and at
   September 30, 1998                                594                594
  Additional paid-in capital                      38,608             38,595
  Retained earnings                               15,107             14,378
  Treasury stock - 377,100 common shares
   at January 1, 1999 and 135,800 common
   shares at September 30, 1998, at cost          (3,955)           (1,422)
Accumulated other comprehensive income:
  Cumulative foreign currency
   translation adjustments                           (57)             (160)
---------------------------------------------------------------------------
Total shareholders' equity                        50,297            51,985
---------------------------------------------------------------------------
                                                $116,403          $118,107
===========================================================================
The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                                     Page 3

                                        Guest Supply, Inc. and Subsidiaries
                            Consolidated Condensed Statements of Operations
                                                   and Comprehensive Income
---------------------------------------------------------------------------
                                                               In Thousands
                                                   except per share amounts
                                                                (Unaudited)

                                Fourteen Weeks Ended     Three Months Ended
                                     January 1, 1999      December 31, 1997
                                --------------------     ------------------
Sales                                       $ 62,918              $ 52,765
Cost of sales                                 50,413                42,325
---------------------------------------------------------------------------
Gross profit                                  12,505                10,440

Selling, general &
 administrative expenses                      10,696                 9,150
---------------------------------------------------------------------------
Operating income                               1,809                 1,290

Interest and other income                          6                     7
Interest expense                                 502                   518
---------------------------------------------------------------------------
Income before income taxes                     1,313                   779

Income tax expense                               549                   361
---------------------------------------------------------------------------
Net income                                       764                   418
===========================================================================

Earnings per common share:

 Basic                                      $   0.12              $   0.07
===========================================================================
 Diluted                                    $   0.11              $   0.06
===========================================================================

Weighted average number of common shares:

 Basic                                         6,381                 6,220
===========================================================================
 Diluted                                       6,824                 6,981
===========================================================================

Comprehensive Income:

Net income                                  $    764              $    418
Other comprehensive income - foreign
 currency translation adjustment                 103                    (4)
---------------------------------------------------------------------------
Comprehensive income                        $    867              $    414
===========================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.
                                                                     Page 4
                                        Guest Supply, Inc. and Subsidiaries
                            Consolidated Condensed Statements of Cash Flows
---------------------------------------------------------------------------
                                                               In Thousands
                                                                (Unaudited)

                                   Fourteen Weeks Ended  Three Months Ended
                                        January 1, 1999   December 31, 1997
                                   --------------------  ------------------

Cash flows from
 operating activities:
Net income                                    $    764            $    418
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
  Depreciation and amortization                  1,194               1,106
  Provision for losses on
   accounts receivable                             136                 109
  Deferred income tax expense                       39                 166

Changes in assets and liabilities:
  Decrease in accounts receivable                5,120                 501
  Increase in inventories                       (3,809)             (2,439)
  Decrease (increase) in prepaid
   expenses and other current assets               534                (846)
  (Increase) decrease in
   other assets                                 (1,139)                 27
  Decrease in accounts payable
   and accrued expenses                         (3,249)             (3,444)
---------------------------------------------------------------------------
   Net cash used in operating
    activities                                    (410)             (4,402)
---------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                            (956)             (1,051)
  Decrease in other assets                         137                  17
---------------------------------------------------------------------------
   Net cash used in investing
    activities                                    (819)             (1,034)
---------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving
   credit agreement                             19,469              18,676
  Repayment on revolving
   credit agreement                            (16,395)            (28,176)
  Proceeds from issuance of
   senior note payable                               -              25,000
  Repayment of long-term debt                        -             (10,937)
  Proceeds from issuance of
   common stock                                     13                 120
  Purchase of treasury stock                    (2,581)
---------------------------------------------------------------------------
   Net cash provided by
    financing activities                           506               4,683
  Foreign currency translation
   adjustments                                     103                  (4)
---------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                                 (620)               (757)
Cash and cash equivalents at
 beginning of period                             2,558               4,152
---------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                $  1,938            $  3,395
===========================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.
                                                                     Page 5

                   Notes to the Consolidated Condensed Financial Statements
---------------------------------------------------------------------------
                                                       Dollars in thousands



Note 1:  Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's annual report on Form 10-K. Effective October 1, 1998, the Company adopted a fifty-two or fifty-three week fiscal year changing the year-end date from September 30 to the Friday closest to October 1. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note 2:  Earnings Per Common Share

Basic earnings per common share excludes dilution and was computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share was computed by dividing net income by the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Note 3:  Long-Term Debt

On December 3, 1997, the Company completed a Private Placement in the amount of $25,000 of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from fiscal years 2000 to 2010. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15,000 unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

Note 4: Subsequent Event

On February 2, 1999 the Company entered into a letter of intent to purchase the common stock of Kapadia Enterprises, Inc. (d.b.a., Nasco Supply Company) for a combination of cash, common stock and a convertible note. The acquisition, which is expected to close during the Company's third fiscal quarter, is subject to signing a definitive purchase agreement and completing other customary closing conditions. The Company is negotiating with its lenders to amend its existing revolving credit facility to fund the cash portion and provide working capital for the combined entities. There can be no assurances that the Company will consummate the acquisition of Kapadia Enterprises, Inc.
                                                                     Page 6

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
                                                       Dollars in Thousands


Fourteen weeks ended January 1, 1999 vs Three months ended December 31,1997
---------------------------------------------------------------------------

Sales for the fourteen weeks ended January 1, 1999 increased by $10,153 or 19.2% to $62,918 from $52,765 for the three months ended December 31, 1997. Revenues generated from our hotel customers increased $10,128 or 22.6% to $54,958. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers, the continued expansion of the Company's product line and the effect of the change in the Company's fiscal year-end. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations. The effect of the change in the Company's year end accounted for $2,334 of the sales increase.

Sales to consumer products companies and retailers increased to $7,960 for the fourteen weeks ended January 1, 1999 compared to $7,935 for the three months ended December 31, 1997.

Gross profit for the fourteen weeks ended January 1, 1999 increased $2,065 to $12,505 or 19.9% of sales compared to $10,440 or 19.8% of sales for the three months ended December 31, 1997.

Selling, general and administrative expenses were $10,696 or 17.0% of sales for the fourteen weeks ended January 1, 1999 compared to $9,150 or 17.3% of sales for the three months ended December 31, 1997. The increase of $1,546 or 16.9% was due primarily to an increase in customer rebates, payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth.

Net interest expense was $496 for the fourteen weeks ended January 1, 1999 compared to $511 for the three months ended December 31, 1997.

The effective tax rate decreased to 41.8% for the fourteen weeks ended January 1, 1999 from 46.3% for the three months ended December 31, 1997. The lower effective rate was the result of a focused tax strategy designed to reduce, where applicable, the Company's tax burden.
                                                                     Page 7

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
                                                       Dollars in Thousands



Liquidity and Capital Resources at January 1, 1999
--------------------------------------------------

At January 1, 1999 the Company had $43,555 of working capital compared to $43,330 at September 30, 1998.

On December 3, 1997, the Company completed a Private Placement in the amount of $25,000 of unsecured senior notes with fixed interest rates ranging from 6.70% to 7.06%. These notes have maturities ranging from fiscal years 2000 to 2010. Concurrently with the issuance of the notes, the Company entered into a credit agreement with two banks for a five-year $15,000 unsecured revolving credit facility. Availability under the new facility is based upon agreed levels of eligible accounts receivable and bears interest at a rate equal to LIBOR plus .85% or the bank's prime rate, as selected by the Company. These loans are subject to certain financial covenants. The proceeds from the notes and credit facility were used to repay the outstanding balance under the existing credit facility and term notes.

In connection with the common stock repurchase program authorized by the Board of Directors, the Company repurchased 250,300 shares of its outstanding shares at a cost of $2,581 during the fourteen weeks ended January 1, 1999.

On February 2, 1999 the Company entered into a letter of intent to purchase the common stock of Kapadia Enterprises, Inc. (d.b.a., Nasco Supply Company) for a combination of cash, common stock and a convertible note. The acquisition, which is expected to close during the Company's third fiscal quarter, is subject to signing a definitive purchase agreement and completing other customary closing conditions. The Company is negotiating with its lenders to amend its existing revolving credit facility to fund the cash portion and provide working capital for the combined entities. There can be no assurances that the Company will consummate the acquisition of Kapadia Enterprises, Inc.

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

Recently Issued Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board released Statement
No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No.
131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131"). Both statements become effective for the Company beginning October 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company adopted SFAS 130 in the current period (See "Consolidated Condensed Statements of Operations and
Comprehensive Income"). The Company has also adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended
October 1, 1999. Implementation of these statements will not have any effect on the results of operations or financial position of the Company.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
                                                                  continued



Year 2000 Readiness
-------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which in turn could result in system miscalculations or failures causing disruptions in the operations of the Company and its suppliers and customers.

The Company has completed its evaluation of all its information technology ("IT") and non-IT systems. Many of the software packages that the Company currently uses have been upgraded to be Year 2000 compliant. Other software considered critical to the Company's operations has been reviewed to determine the necessary changes needed to be upgraded. All changes are expected to be completed by June 30, 1999.

As part of the Company's Year 2000 project, the Company will continue to monitor its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate Year 2000 compliance issues. The Company has also begun to contact its large customers where potential exposure exists to ascertain their readiness. While the Company will continue to monitor its significant suppliers and customers, there can be no assurances that their systems will be timely converted or that failure to convert would not have a material adverse effect on the Company and its operations.

Management estimates that based on the information known to date, the cost to complete its remediation of its systems will not exceed $250 thousand.

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

Cautionary Statement
--------------------

This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of or decline in sales to a major customer, failure to secure new business and unforeseen inefficiencies at the Company's manufacturing facility. In addition, difficulties in completing remediation of Year 2000 issues by the Company, its customers or suppliers may have a material adverse effect on the Company and its operations. Accordingly, there can be no assurances that any anticipated future results will be achieved.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                PART II - OTHER INFORMATION
---------------------------------------------------------------------------



Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held January 21, 1999:

Description of Matter

                                                         Votes    Authority
                                                      Cast For     Withheld
                                                     ---------    ---------
1a.  Election of Class A Directors
     Peter L. Richard                                5,377,065       84,937
     Edward J. Walsh                                 5,384,462       77,540

1b.  Election of Class B Director
     Barry Igdaloff                                  5,417,719       44,283


                                               For     Against    Abstained
                                         ---------   ---------    ---------
2.   Ratification of appointment of
     KPMG LLP as independent auditors
     for fiscal 1999.                    5,435,602      14,140       12,260


Item 5: Other Information
-------------------------
On February 2, 1999 the Company entered into a letter of intent to purchase the common stock of Kapadia Enterprises, Inc. (d.b.a., Nasco Supply Company) for a combination of cash, common stock and a convertible note. The acquisition, which is expected to close during the Company's third fiscal quarter, is subject to signing a definitive purchase agreement and completing other customary closing conditions. The Company is negotiating with its lenders to amend its existing revolving credit facility to fund the cash portion and provide working capital for the combined entities. There can be no assurances that the Company will consummate the acquisition of Kapadia Enterprises, Inc.

                                        GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                PART II - OTHER INFORMATION
---------------------------------------------------------------------------



Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits
     No. 27  Financial Data Schedule
b)   Reports on Form 8-K
     The Company filed a current report on Form 8-K dated November 20, 1998, reporting a change of the Company's fiscal year from September 30 to a fifty-two or fifty-three week period which ends on the Friday closest to October 1 of each year and is effective for fiscal year 1999.

                                                                 SIGNATURES
---------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GUEST SUPPLY, INC.




Dated:   2/12/99                By: /s/Clifford W. Stanley
      -------------                ---------------------------------------
                                       Clifford W. Stanley
                                       President & Chief Executive Officer




Dated:   2/12/99                By: /s/Paul T. Xenis
      -------------                ----------------------------------------
                                       Paul T. Xenis
                                       Vice President, Finance