Form 10-Q
period 1999-04-02
GUEST SUPPLY INC
filed 1999-05-21
CIK 722642

                                                                   1 of 14 pages



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------
     Commission file number 1-11955

--------------------------------------------------------------------------------

                               GUEST SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

State of New Jersey                                                     22-2320483
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (Identification number)

4301 U.S. Highway One, Monmouth Junction, New Jersey                    08852-0902
-----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                (Zip Code)

609-514-9696
-----------------------------------------------------------------------------------------------
(Registrants telephone number and area code)

September 30
-----------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes     [ ] No

The number of shares of common stock, without par value, outstanding as of April 2, 1999 was 6,416,042 shares.

                                                                                               Page 2


                                                                                               Part 1
                                                                  Guest Supply, Inc. and Subsidiaries
                                                                Consolidated Condensed Balance Sheets
-----------------------------------------------------------------------------------------------------
                                                                                 Dollars in Thousands
                                                                             Except per Share Amounts


                                                                  April 2,              September 30,
                                                                    1999                    1998
                                                              -------------            --------------
                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $  2,843                $  2,558
   Accounts receivable, net                                          35,682                  34,054
   Inventories:
     Raw materials                                                    8,801                   8,666
     Finished goods                                                  29,474                  29,323
   Deferred income taxes                                              1,409                   1,373
   Prepaid expenses and other current assets                          2,180                   2,482
-----------------------------------------------------------------------------------------------------
Total current assets                                                 80,389                  78,456

   Property and equipment, net                                       32,892                  33,305
   Other assets                                                       2,585                   1,555
   Excess of cost over net assets acquired                            4,607                   4,791
-----------------------------------------------------------------------------------------------------
                                                                   $120,473                $118,107
-----------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expense                            $ 34,525                $ 35,126
   Current maturities of long-term debt                                 556                       -
-----------------------------------------------------------------------------------------------------
Total current liabilities                                            35,081                  35,126
-----------------------------------------------------------------------------------------------------
   Long-term debt                                                    28,444                  26,126
   Deferred income taxes                                              4,987                   4,870
-----------------------------------------------------------------------------------------------------
Total long-term liabilities                                          33,431                  30,996
-----------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value; authorized
     1,000,000 shares, outstanding none
   Common stock - without par value; stated value
      $0.10; authorized 20,000,000 shares, issued 6,671,638
     shares at April 2, 1999 and at September 30, 1998                  594                     594
   Additional paid-in capital                                        38,948                  38,595
   Retained earnings                                                 15,049                  14,378
   Treasury stock - 255,596 common shares at April 2, 1999
   and 135,800 common shares at September 30, 1998, at cost          (2,640)                 (1,422)
Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustments                   10                    (160)
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                           51,961                  51,985
-----------------------------------------------------------------------------------------------------
                                                                   $120,473                $118,107
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                                                                     Page 3


                                                                                        Guest Supply, Inc. and Subsidiaries
                                                                            Consolidated Condensed Statements of Operations
                                                                                                   and Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               In Thousands
                                                                                                   except per share amounts
                                                                                                                (Unaudited)


                                                  27 Weeks Ended              Six Mos           13 Weeks          Three Mos
                                                           Ended                Ended              Ended              Ended
                                                     Apr 2, 1999         Mar 31, 1998         Apr 2,1999       Mar 31, 1998
---------------------------------------------------------------------------------------------------------------------------
Sales                                                   $127,543             $105,559            $64,625            $52,794
Cost of sales                                            101,717               84,548             51,304             42,223
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                              25,826               21,011             13,321             10,571

Selling, general & administrative expenses                22,032               18,528             11,336              9,378
---------------------------------------------------------------------------------------------------------------------------
Operating income                                           3,794                2,483              1,985              1,193

Interest and other income                                     13                   35                  7                 28
Interest expense                                          (1,051)              (1,175)              (549)              (657)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 2,756                1,343              1,443                564

Income tax expense                                         1,175                  555                626                194
---------------------------------------------------------------------------------------------------------------------------
Net income                                              $  1,581             $    788            $   817            $   370
---------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
  Basic                                                    $0.25                $0.12              $0.13              $0.06
---------------------------------------------------------------------------------------------------------------------------
  Diluted                                                  $0.23                $0.11              $0.12              $0.05
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of common
shares outstanding
  Basic                                                    6,380                6,343              6,378              6,466
---------------------------------------------------------------------------------------------------------------------------
  Diluted                                                  6,807                7,040              6,788              7,099
---------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:

Net income                                                $1,581                 $788               $817               $370
Other comprehensive income - foreign
 currency translation adjustment                             170                  124                 67                128
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                      $1,751                 $912               $884               $498
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                                                                Page 4


                                                                                   Guest Supply, Inc. and Subsidiaries
                                                                       Consolidated Condensed Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------
                                                                                                          In Thousands
                                                                                                           (Unaudited)


                                                                      Twenty-Seven                       Six Months
                                                                       Weeks Ended                            Ended
                                                                     April 2, 1999                   March 31, 1998
                                                                 --------------------             --------------------
Cash flows from operating activities:
Net income                                                                   $  1,581                         $    788
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              2,366                            2,212
     Provision for losses on accounts receivable                                  281                              218
     Deferred income tax expense                                                   81                              151
Changes in assets and liabilities:
     Increase in accounts receivable                                           (1,909)                          (1,012)
     Increase in inventories                                                     (286)                          (3,600)
     Decrease (increase) in prepaid expenses and other current assets             655                             (907)
     (Increase) decrease in other assets                                       (1,098)                              38
     Decrease in accounts payable and accrued expenses                           (601)                          (1,009)
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                     1,070                           (3,121)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                      (1,769)                          (2,225)
     Decrease in other assets                                                      68                               42
----------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (1,701)                          (2,183)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from revolving credit agreement                                  34,574                           30,383
     Repayment on revolving credit agreement                                  (31,700)                         (41,999)
     Proceeds from issuance of senior note payable                                  -                           25,000
     Repayment of long-term debt                                                    -                          (10,937)
     Proceeds from issuance of common stock                                       454                            2,510
     Purchase of treasury stock                                                (2,582)
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                 746                            4,957
     Foreign currency translation adjustments                                     170                              124
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              285                             (223)
Cash and cash equivalents at beginning of period                                2,558                            4,152
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  2,843                         $  3,929
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                        Except per Share Amounts


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

Note 3:  Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of certain components of changes in equity (See "Consolidated Condensed Statements of Operations and Comprehensive Income"). Adoption of this statement did not have any effect on the results of operations or financial position of the Company.

Note 4: Subsequent Event

On April 23, 1999, the Company completed the acquisition of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), acquiring all of the capital stock of the privately-held distributor of textile products to the lodging industry from Madhukar and Naina Kapadia. Nasco will continue to operate under the direction of current management. The negotiated purchase price (the "Purchase Price") paid in the Nasco acquisition was (i) $18.0 million in cash at the closing of the acquisition, which price is subject to a post-closing purchase price adjustment based upon Nasco's closing adjusted net worth, as defined (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5.0 million, which note is convertible into shares of the Company's common stock, no par value ("Common Stock") at a price of $13.275 per share, subject to adjustment as provided in the note, and (iii) 45,198 shares of the Company's Common Stock ($500 of Common Stock based on a per share price of $11 1/16) and
(iv) transaction costs (the "Acquisition"). The acquisition will be accounted for under the purchase method of accounting.

                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                                       continued

Concurrent with the closing of the acquisition of Nasco, the Company and its subsidiaries entered into a $35.0 million amended and restated revolving credit facility with PNC Bank, N.A., First Union National Bank and Fleet Bank, N.A. (the "Financing Agreement") and an amendment to the Company and its subsidiaries' outstanding $25.0 million aggregate principal amount senior notes (the "Senior Notes"). Borrowings under the Financing Agreement were used to fund the cash portion of the Purchase Price and will be used to finance ongoing
working capital requirements of the Company and its subsidiaries.   The
Financing Agreement is a six-year revolving credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins at or below the prime rate or in excess of eurodollar rates. Borrowings under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Senior Notes have fixed interest rates ranging from 6.95% to 7.31%, maturities ranging from 2003 to 2009, and are secured by substantially all of the assets of the Company and its subsidiaries. As a result of the Acquisition, the interest rates on the Senior Notes and the Financing Agreement increased by 0.25% and 0.40%, respectively.

The Financing Agreement and the Senior Notes contain a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments. The Financing Agreement and the Senior Notes further require that the Company comply with certain financial and other covenants as set forth therein.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands

Twenty-Seven Weeks ended April 2, 1999 vs. Six Months ended March 31, 1998
--------------------------------------------------------------------------

Sales for the twenty-seven weeks ended April 2, 1999 increased by $21,984 or 20.8% to $127,543 from $105,559 for the six months ended March 31, 1998. Revenues generated from our hotel customers increased $21,790 or 23.6% to $114,310. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations. The effect of the change in the Company's year-end accounted for $2,334 of the sales increase.

Sales to consumer products companies and retailers were $13,233 for the twenty-seven weeks ended April 2, 1999 compared to $13,039 for the six months ended March 31, 1998.

Gross profit for the twenty-seven weeks ended April 2, 1999 increased $4,815 to $25,826 or 20.2% of sales compared to $21,011 or 19.9% of sales for the six months ended March 31, 1998.

Selling, general and administrative expenses were $22,032 or 17.3% of sales for the twenty-seven weeks ended April 2, 1999 compared to $18,528 or 17.6% of sales for the six months ended March 31, 1998. The increase of $3,504 or 18.9% was due primarily to an increase in customer rebates, payroll and payroll related costs and delivery expenses associated with the Company's hotel sales growth. The decline as a percent of sales was due to the increased sales volume and cost containment programs.

Net interest expense was $1,038 for the twenty-seven weeks ended April 2, 1999 compared to $1,140 for the six months ended March 31, 1998. The decrease was due to lower borrowings during the period.

Income tax expense was $1,175 for the twenty-seven weeks ended April 2, 1999
compared with $555 for the six months ended March 31, 1998.   The Company's
effective tax rate has remained relatively consistent with the prior year comparable period.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands

Thirteen weeks ended April 2, 1999 vs. Three Months ended March 31, 1998
------------------------------------------------------------------------

Sales for the thirteen weeks ended April 2, 1999 increased by $11,831 or 22.4% to $64,625 from $52,794 for the three months ended March 31, 1998. Revenues generated from our hotel customers increased $11,662 or 24.5% to $59,352. The increase in sales to hotels is the result of the addition of new customers, the sales of additional products to existing customers, and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations.

Sales to consumer product companies and retailers increased to $5,273 for the thirteen weeks ended April 2, 1999 compared to $5,104 of sales for the three months ended March 31, 1998.

Gross profit for the thirteen weeks ended April 2, 1999 increased $2,750 to $13,321 or 20.6% of sales compared to $10,571 or 20.0% of sales for the three months ended March 31, 1998.

Selling, general and administrative expenses were $11,336 or 17.5% of sales for the thirteen weeks ended April 2, 1999 compared to $9,378 or 17.8% of sales for the three months ended March 31, 1998. The increase of $1,958 or 20.9% was due primarily to an increase in customer rebates, payroll and payroll related costs and delivery expense associated with the Company's hotel sales growth.

Net interest expense was $542 for the thirteen weeks ended April 2, 1999 compared to $629 for the three months ended March 31, 1998. This decrease was the result of lower borrowings during the period.

Income tax expense was $626 for the thirteen weeks ended April 2, 1999 compared
with $194 for the three months ended March 31, 1998.   The Company's effective
tax rate for the three months ended March 31, 1998 reflected an adjustment in the Company's estimated fiscal year 1998 annual effective tax rate.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands

Liquidity and Capital Resources at April 2, 1999
------------------------------------------------

At April 2, 1999, the Company had $45,308 of working capital compared to $43,330 at September 30, 1998. The increase of $1,978 is primarily the result of an increase in accounts receivable and inventory of $1,628 and $286 respectively.

On April 23, 1999, the Company completed the acquisition of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), acquiring all of the capital stock of the privately-held distributor of textile products to the lodging industry from Madhukar and Naina Kapadia. Nasco will continue to operate under the direction of current management. The negotiated purchase price (the "Purchase Price") paid in the Nasco acquisition was (i) $18.0 million in cash at the closing of the acquisition, which price is subject to a post-closing purchase price adjustment based upon Nasco's closing adjusted net worth, as defined (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5.0 million, which note is convertible into shares of the Company's common stock, no par value ("Common Stock") at a price of $13.275 per share, subject to adjustment as provided in the note, and (iii) 45,198 shares of the Company's Common Stock ($500 of Common Stock based on a per share price of $11 1/16) and
(iv) transaction costs (the "Acquisition"). The acquisition will be accounted for under the purchase method of accounting.

Concurrent with the closing of the acquisition of Nasco, the Company and its subsidiaries entered into a $35.0 million amended and restated revolving credit facility with PNC Bank, N.A., First Union National Bank and Fleet Bank, N.A. (the "Financing Agreement") and an amendment to the Company and its subsidiaries' outstanding $25.0 million aggregate principal amount senior notes (the "Senior Notes"). Borrowings under the Financing Agreement were used to fund the cash portion of the Purchase Price and will be used to finance ongoing
working capital requirements of the Company and its subsidiaries.   The
Financing Agreement is a six-year revolving credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins at or below the prime rate or in excess of eurodollar rates. Borrowings under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Senior Notes have fixed interest rates ranging from 6.95% to 7.31%, maturities ranging from 2003 to 2009, and are secured by substantially all of the assets of the Company and its subsidiaries. As a result of the Acquisition, the interest rates on the Senior Notes and the Financing Agreement increased by 0.25% and 0.40%, respectively.

The Financing Agreement and the Senior Notes contain a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments. The Financing Agreement and the Senior Notes further require that the Company comply with certain financial and other covenants as set forth therein.

In connection with the common stock repurchase program authorized by the Board of Directors, the Company purchased 250,300 shares of its outstanding shares at a cost of $2,581 during the twenty-seven weeks ended April 2, 1999.

The Company believes that the amount available under the Financing Agreement together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands

Recently Issued Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board released Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 became effective for the Company beginning October 1, 1998 and requires disclosure of certain information about operating segments and geographic areas of operation. The Company has adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended October 1, 1999. Implementation of SFAS 131 will not have any effect on the results of operations or financial position of the Company.

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

Management estimates that based on the information known to date, the cost to complete its remediation of its systems will not exceed $250.

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

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                       continued

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

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5: Other Information
-------------------------

None

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------


a)  Exhibits

    No. 27  Financial Data Schedule

b)  Reports on Form 8-K

    The Company filed a current report on Form 8-K dated April 23, 1999, reporting under Item 2 of Form 8-K the registrant's entering into a Stock Purchase Agreement relating to the acquisition of Kapadia Enterprises, Inc. d/b/a Nasco Supply Company and McDonald Contract Sales Inc.

                                                                      SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GUEST SUPPLY, INC.




Dated:  May 21, 1999                By: /s/ Clifford W. Stanley
       ---------------------------      -------------------------------------
                                        Clifford W. Stanley
                                        President & Chief Executive Officer




Dated:  May 21, 1999                By: /s/ Paul T. Xenis
       ---------------------------      -------------------------------------
                                        Paul T. Xenis
                                        Vice President, Finance