Form 10-Q
period 1999-07-02
GUEST SUPPLY INC
filed 1999-08-16
CIK 722642

                                                            1 of 14 pages




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

     For the transition period from        to_______________________
     Commission file number 1-11955


================================================================================

                              GUEST SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

State of New Jersey                                               22-2320483
--------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (Identification number)

4301 U.S. Highway One, Monmouth Junction, New Jersey        08852-0902
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


609-514-9696
--------------------------------------------------------------------------------
(Registrants telephone number and area code)

September 30
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [_] No

The number of shares of common stock, without par value, outstanding as of July 2, 1999 was 6,551,240 shares.

                                                                          Part 1
                                             Guest Supply, Inc. and Subsidiaries
                                           Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                        Except per Share Amounts


                                                                  July 2,           September 30,
                                                                   1999                1998
                                                               -----------      --------------
                                                               (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                      $  2,926        $  2,558
   Accounts receivable, net                                         49,810          34,054
   Inventories:
     Raw materials                                                   9,235           8,666
     Finished goods                                                 41,100          29,323
   Deferred income taxes                                             1,933           1,373
   Prepaid expenses and other current assets                         2,913           2,482
------------------------------------------------------------------------------------------
Total current assets                                               107,917          78,456

   Property and equipment, net                                      33,634          33,305
   Other assets                                                      2,723           1,555
   Excess of cost over net assets acquired                          20,974           4,791
------------------------------------------------------------------------------------------
                                                                  $165,248        $118,107
==========================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expense                           $ 53,353        $ 35,126
   Current maturities of long-term debt                              1,111               -
------------------------------------------------------------------------------------------
Total current liabilities                                           54,464          35,126
==========================================================================================

   Long-term debt                                                   49,889          26,126
   Deferred income taxes                                             5,062           4,870
------------------------------------------------------------------------------------------
Total long-term liabilities                                         54,951          30,996
==========================================================================================

Commitments and contingencies

Shareholders' equity:
   Preferred stock - without par value; authorized
     1,000,000 shares, outstanding none
   Common stock - without par value; stated value
      $0.10; authorized 20,000,000 shares, issued 6,671,638
     shares at July 2, 1999 and at September 30, 1998                  594             594
   Additional paid-in capital                                       39,161          38,595
   Retained earnings                                                17,369          14,378
   Treasury stock - 120,398 common shares at July 2, 1999
   and 135,800 common shares at September 30, 1998, at cost         (1,350)         (1,422)
Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustments                  59            (160)
------------------------------------------------------------------------------------------
Total shareholders' equity                                          55,833          51,985
------------------------------------------------------------------------------------------
                                                                  $165,248        $118,107
==========================================================================================

The accompanying notes are an integral part of these consolidated condensed
---------------------------------------------------------------------------
financial statements.
---------------------

                                             Guest Supply, Inc. and Subsidiaries
                                 Consolidated Condensed Statements of Operations
                                                        and Comprehensive Income
--------------------------------------------------------------------------------

                                                                    In Thousands
                                                        except per share amounts
                                                                     (Unaudited)


                                              40 Weeks         Nine Mos         13 Weeks       Three Mos
                                                  Ended           Ended            Ended           Ended
                                           July 2, 1999    June 30, 1998     July 2,1999    June 30, 1998
----------------------------------------------------------------------------------------------------------
Sales                                           $214,093          $166,545         $86,550         $60,986
Cost of sales                                    169,489           133,469          67,772          48,921
----------------------------------------------------------------------------------------------------------
Gross profit                                      44,604            33,076          18,778          12,065

Selling, general & administrative expenses        35,239            28,701          13,207          10,173
----------------------------------------------------------------------------------------------------------
Operating income                                   9,365             4,375           5,571           1,892

Interest and other income                             24                65              11              30
Interest expense                                  (1,872)           (1,718)           (821)           (543)
----------------------------------------------------------------------------------------------------------
Income before income taxes                         7,517             2,722           4,761           1,379

Income tax expense                                 3,113             1,065           1,938             510
----------------------------------------------------------------------------------------------------------
Net income                                      $  4,404          $  1,657         $ 2,823         $   869
==========================================================================================================

Earnings per common share:

  Basic                                         $   0.69          $   0.26         $  0.43         $  0.13
==========================================================================================================
  Diluted                                       $   0.64          $   0.23         $  0.39         $  0.12
==========================================================================================================
Comprehensive Income:

Net income                                      $  4,404          $  1,657          $2,823           $ 869

Other comprehensive income - foreign
 currency translation adjustment                     219               162              49              38
----------------------------------------------------------------------------------------------------------
Comprehensive income                            $  4,623            $1,819          $2,872           $ 907
==========================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             Guest Supply, Inc. and Subsidiaries
                                 Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
                                                                    In Thousands
                                                                     (Unaudited)

                                                            Forty Weeks Ended       Nine Months
                                                                 July 2, 1999             Ended
                                                                                  June 30, 1998
                                                            -----------------     -------------
Cash flows from operating activities:

Net income                                                           $  4,404          $  1,657
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                      3,698             3,317
     Provision for losses on accounts receivable                          433               364
     Deferred income tax expense                                          183               328
Changes in assets and liabilities, net of effects of
 business acquired:
     Increase in accounts receivable                                   (5,548)           (2,628)
     Increase in inventories                                           (5,077)           (6,409)
     Decrease (increase) in prepaid expenses and other                    212              (824)
      current assets
     Increase in other assets                                          (1,271)              (43)
     Increase in accounts payable and accrued expenses                  6,616             3,861
-----------------------------------------------------------------------------------------------
        Net cash provided by (used) in operating activities             3,650              (377)
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Capital expenditures                                              (3,169)           (3,076)
     Purchase of business, net of cash acquired                       (18,491)                -
     Proceeds from sale of fixed assets                                    23                 -
     Decrease in other assets                                             103                67
-----------------------------------------------------------------------------------------------
        Net cash used in investing activities                         (21,534)           (3,009)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving credit agreement                          65,760            42,678
     Repayment on revolving credit agreement                          (45,886)          (56,614)
     Proceeds from issuance of long-term debt                               -            25,000
     Repayment of long-term debt                                            -           (10,937)
     Proceeds from exercise of stock options and warrants                 740             1,532
     Purchase of treasury stock                                        (2,581)                -
-----------------------------------------------------------------------------------------------
        Net cash provided by financing activities                      18,033             1,659
     Foreign currency translation adjustments                             219               162
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      368            (1,565)
Cash and cash equivalents at beginning of period                        2,558             4,152
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $  2,926          $  2,587
===============================================================================================

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

Note 2: Earnings Per Common Share

        Earnings per share is calculated as follows;

                                                40 Weeks    Nine Months    13 Weeks    Three Months
                                               Ended July    Ended June   Ended July   Ended June
                                                 2, 1999      30, 1998      2, 1999     30, 1998
---------------------------------------------------------------------------------------------------
Basic EPS
Net earnings                                        $4,404        $1,657       $2,823        $  869
--------------------------------------------------------------------------------------------------
Weighted average common shares outstanding           6,426         6,436        6,524         6,622
---------------------------------------------------------------------------------------------------
Basic EPS                                           $ 0.69        $ 0.26       $ 0.43        $ 0.13
---------------------------------------------------------------------------------------------------

Diluted EPS
Net earnings                                        $4,404        $1,657       $2,823        $  869
Effects of convertible promissory note                  20             -           20             -
---------------------------------------------------------------------------------------------------
Adjusted net earnings                               $4,424        $1,657       $2,843        $  869
---------------------------------------------------------------------------------------------------

Weighted average common shares outstanding           6,426         6,436        6,524         6,622
Effects of dilutive stock options and warrants         411           669          379           612
Effects of convertible promissory note                  94             -          289             -
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding           6,931         7,105        7,192         7,234
 assuming dilution
---------------------------------------------------------------------------------------------------
Diluted EPS                                         $ 0.64        $ 0.23       $ 0.39        $ 0.12
---------------------------------------------------------------------------------------------------

                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued

Note 3: Comprehensive Income
-----------------------------

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

Note 4: Acquisition
-------------------

On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), a privately-held distributor of textile products to the lodging industry. The purchase price paid was (i) $18,000 in cash at the closing of the acquisition, which price is subject to a post-closing purchase price adjustment based upon Nasco's closing adjusted net worth, as defined, (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5,000 which note is convertible into shares of the Company's common stock, no par value ("Common Stock") at a price of $13.275 per share, subject to adjustment as provided in the note, and (iii) 45,198 shares of the Company's Common Stock ($500 of Common Stock based on a per share price of $11 1/16), and (iv) transaction costs (the "Acquisition").

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from April 23, 1999. The aggregate purchase price, which was financed primarily through its revolving credit facility, was allocated based on estimated fair values at the date of acquisition. The financial statements reflect a preliminary allocation of the purchase price. This has resulted in an excess of purchase price over assets acquired of $16,600 and will be amortized on a straight-line basis over 20 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Nasco as if the acquisition had occurred at the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and include adjustments related to depreciation expense, amortization expense, interest expense and the related income tax effects of these adjustments. In addition, as Nasco had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Codes, the unaudited pro forma results reflect the effective C corporation income tax rate of the Company.

                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued


                              Pro forma 40  Pro forma Nine
                               weeks ended    months ended
                              July 2, 1999   June 30, 1998
                              ------------  --------------
Sales:                           $ 247,888       $ 209,292
Net Income:                      $   4,857       $   1,920
Earnings per common share:
  Basic                          $     .77       $     .31
  Diluted                        $     .69       $     .27

The pro forma information presented above does not purport to be indicative of the results of operations that actually would have resulted had the acquisition and related financing transactions occurred at the beginning of the periods presented and is not intended to be a projection of future results

Note 5:  Long Term Debt

Concurrent with the closing of the acquisition of Nasco, the Company and its subsidiaries entered into a $35,000 amended and restated revolving credit facility with PNC Bank, N.A., First Union National Bank and Fleet Bank, N.A. (the "Financing Agreement") and an amendment to the Company and its subsidiaries' outstanding $25,000 aggregate principal amount senior notes (the "Senior Notes"). Borrowings under the Financing Agreement were used to fund the cash portion of the Purchase Price and will be used to finance ongoing working capital requirements of the Company and its subsidiaries. The Financing Agreement is a six-year revolving credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins at or below the prime rate or in excess of Eurodollar rates. Borrowings under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Senior Notes have fixed interest rates ranging from 6.95% to 7.31%, maturities ranging from 2003 to 2009, and are secured by substantially all of the assets of the Company and its subsidiaries. As a result of the Acquisition, the interest rates on the Senior Notes and the Financing Agreement increased by 0.25% and 0.40%, respectively.

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

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued


Forty Weeks ended July 2, 1999 vs. Nine Months ended June  30, 1998
-------------------------------------------------------------------

Sales for the forty weeks ended July 2, 1999 increased by $47,548 or 28.5% to $214,093 from $166,545 for the nine months ended June 30, 1998. Revenues generated from our hotel customers increased $43,396 or 29.0% to $193,027. Sales from Nasco, which was acquired on April 23, 1999, were included in the current year to date period. On a pro forma basis that includes Nasco in the prior year, sales in the forty weeks increased 21.0% from the same quarter a year ago. Excluding the Nasco acquisition, the increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued

management companies and hotel corporations. In addition, the effect of the change in the Company's year-end accounted for $2,334 of the sales increase.

Sales to consumer products companies and retailers increased $4,151 or 24.5% to $21,066 for the forty weeks ended July 2, 1999 compared to $16,914 for the nine months ended June 30, 1998. The increase in sales is due to the addition of new customers and additional volume from existing customers.

Gross profit for the forty weeks ended July 2, 1999 increased $11,528 to $44,604 or 20.8% of sales compared to $33,076 or 19.9% of sales for the nine months ended June 30, 1998. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements and increased volume at the Company's manufacturing facility. This increase was partially offset by a decrease in gross profit percent in hotel supply as a result of an increase in textile sales which have a lower margin than other product categories sold to hotels, arising from the Nasco acquisition.

Selling, general and administrative expenses were $35,239 or 16.5% of sales for the forty weeks ended July 2, 1999 compared to $28,701 or 17.2% of sales for the nine months ended June 30, 1998. The increase of $6,538 or 22.8% was due to an increase in customer rebates, payroll, commissions, and delivery expense associated with the Company's hotel sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.

Net interest expense was $1,848 for the forty weeks ended July 2, 1999 compared to $1,653 for the nine months ended June 30, 1998. The increase was the result of an increase in borrowings to finance the acquisition of Nasco.

Income tax expense was $3,113 for the forty weeks ended July 2, 1999 compared with $1,065 for the nine months ended June 30, 1998. The increase is due to an increase in pretax income of $4,795.

Thirteen weeks ended July 2, 1999 vs. Three Months ended June 30, 1998
----------------------------------------------------------------------

Sales for the thirteen weeks ended July 2, 1999 increased by $25,564 or 41.9% to $86,550 from $60,986 for the three months ended June 30, 1998. Revenues generated from our hotel customers increased $21,606 or 37.8% to $78,717. Sales from Nasco, which was acquired on April 23, 1999, were included in the current quarter. On a pro forma basis that includes Nasco in the prior year, sales in the third quarter increased 21.2% from the same quarter a year ago. Excluding the Nasco acquisition, the increase in sales to hotels is the result of the addition of new customers, the sales of additional products to existing customers, and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople in new territories. Both additional hotels and product categories were added through new or expanded agreements with management companies and hotel corporations.

Sales to consumer product companies and retailers increased $3,958 or 102.1% to $7,833 for the thirteen weeks ended July 2, 1999 compared to $3,875 of sales for the three months ended June 30, 1998. The increase in sales is due to the addition of new customers and additional volume from existing customers.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued

Gross profit for the thirteen weeks ended July 2, 1999 increased $6,713 to $18,778 or 21.7% of sales compared to $12,065 or 19.8% of sales for the three months ended June 30, 1998. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements and increased volume at the Company's manufacturing facility. This increase was partially offset by a decrease in gross profit percent in hotel supply as a result of an increase in textile sales which have a lower margin than other product categories sold to hotels, arising from the Nasco acquisition.

Selling, general and administrative expenses were $13,207 or 15.3% of sales for the thirteen weeks ended July 2, 1999 compared to $10,173 or 16.7% of sales for the three months ended June 30, 1998. The increase of $3,034 or 29.8% was principally due to an increase in customer rebates, payroll, commissions, and delivery expense associated with the Company's hotel sales growth and increased operating expenses and amortization of goodwil associated with the Nasco acquisition.

Net interest expense was $810 for the thirteen weeks ended July 2, 1999 compared to $513 for the three months ended June 30, 1998. The increase was the result of an increase in borrowings to finance the acquisition of Nasco.

Income tax expense was $1,938 for the thirteen weeks ended July 2, 1999 compared with $510 for the three months ended June 30, 1998. The Company's effective tax rate for the thirteen weeks ended June 30, 1998 reflected an adjustment in the Company's estimated fiscal year 1998 annual effective tax rate.

Liquidity and Capital Resources at July 2, 1999
-----------------------------------------------

At July 2, 1999, the Company had $53,453 of working capital compared to $43,330 at September 30, 1998. The increase of $10,123 is primarily the result of an increase in accounts receivable and inventory, which was partially offset by an increase in accounts payable and accrued expenses. In addition, the acquisition of Nasco contributed $5,662 in working capital.

On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), a privately-held distributor of textile products to the lodging industry. The purchase price paid was (i)$18,000 in cash at the closing of the acquisition, which price is subject to a post-closing purchase price adjustment based upon Nasco's closing adjusted net worth, as defined, (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5,000 which note is convertible into shares of the Company's common stock, no par value ("Common Stock") at a price of $13.275 per share, subject to adjustment as provided in the note, and (iii) 45,198 shares of the Company's Common Stock ($500 of Common Stock based on a per share price of $11 1/16), and (iv) transaction costs (the "Acquisition").

Concurrent with the closing of the acquisition of Nasco, the Company and its subsidiaries entered into a $35,000 amended and restated revolving credit facility with PNC Bank, N.A., First Union National Bank and Fleet Bank, N.A. (the "Financing Agreement") and an amendment

                                              GUEST SUPPLY, INC.AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued

to the Company and its subsidiaries' outstanding $25,000 aggregate principal amount senior notes (the "Senior Notes"). Borrowings under the Financing Agreement were used to fund the cash portion of the Purchase Price and will be used to finance ongoing working capital requirements of the Company and its subsidiaries. The Financing Agreement is a six-year revolving credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins at or below the prime rate or in excess of Eurodollar rates. Borrowings under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries. At July 2, 1999, the Company had $14,000 available under the Financing Agreement. The Senior Notes have fixed interest rates ranging from 6.95% to 7.31%, maturities ranging from 2003 to 2009, and are secured by substantially all of the assets of the Company and its subsidiaries. As a result of the Acquisition, the interest rates on the Senior Notes and the Financing Agreement increased by 0.25% and 0.40%, respectively.

The Financing Agreement and the Senior Notes contain a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments. The Financing Agreement and the Senior Notes further require that the Company comply with certain financial and other covenants as set forth therein. The Company was in compliance with all covenants at July 2, 1999.

In connection with the common stock repurchase program authorized by the Board of Directors, the Company purchased 250,300 shares of its outstanding shares at a cost of $2,581 during the forty weeks ended July 2, 1999.

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

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars In Thousands
                                                                       continued

The Company has completed its evaluation of all its information technology ("IT") and non-IT systems. Software packages considered critical to the Company's operations have been upgraded to be year 2000 compliant and the Company is currently in the process of testing such upgrades.

The Company anticipates completing all necessary testing by September 30, 1999.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of July 2, 1999, the Company's only variable rate borrowings were under the Financing Agreement which bears interest at the Company's option, based upon stated margins at or below the prime rate or in excess of Eurodollar rates. A 100 basis point increase in interest rates, applied to the Company's borrowings at July 2, 1999 would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $210.

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

Item 5: Other Information
-------------------------

None

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6: Exhibits and Reports on Form 8-K
-----------------------------------------

a)      Exhibits

        No. 27  Financial Data Schedule

b)      Reports on Form 8-K

        On May 10, 1999, the Company filed a current report on Form 8-K dated April 23, 1999, reporting under Item 2 of Form 8-K the registrant's entering into a Stock Purchase Agreement relating to the acquisition of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and Macdonald Contract Sales, Inc.

        On June 11, 1999, the Company filed a current report on Form 8-K/A (Amendment No. 1) dated April 23, 1999, amending Item 7, sections (a) and (b), of its Current Report on Form 8-K reporting on the acquisition of all of the capital stock of Kapadia Enterprises, Inc. d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. on April 23, 1999, to include financial statements and pro forma information.

                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GUEST SUPPLY, INC.

Dated:    August 16, 1999                  By: /s/Clifford W. Stanley
      --------------------                   -----------------------------------
                                             Clifford W. Stanley
                                             President & Chief Executive Officer

Dated:    August 16, 1999                  By: /s/Paul T. Xenis
      --------------------                   -----------------------------------
                                             Paul T. Xenis
                                             Vice President, Finance