Form 10-K405
period 1999-10-01
GUEST SUPPLY INC
filed 1999-12-23
CIK 722642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended October 1, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______ to _______



                         Commission file number 1-11955
                                                -------
                               GUEST SUPPLY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                   22-2320483
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

          4301 U.S. Highway One
      Monmouth Junction, New Jersey                          08852-0902
 ----------------------------------------               -------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (609) 514-9696
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 ---------------------

   Common Stock, without par value                  New York Stock Exchange,Inc.


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

                            Yes X         No
                               ----         ---

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

          Aggregate market value as of
          December 10, 1999..........................................$86,284,762

          Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

          Common Stock, without par value, as of
          December 10, 1999............................................6,320,160

                      DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on January 20, 2000.

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

          The Company sells amenities in uncustomized color coordinated packaging under such brand names as Bath and Body Works(R), Jhirmack(R) and Neutrogena(R). Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own guest amenity lines under the "Heritage Collection(TM)," "Botanicals(TM)," "Institute Swiss(R)" and "Nautic(TM)" labels.

          The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 18,000 customers worldwide. The Company has supply agreements with each of the 10 largest lodging chains in the United States.

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

          The Company's Breckenridge-Remy Co. ("Breckenridge") subsidiary (doing business as Guest Distribution) also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 13 distribution centers. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service. The Company currently has approximately 138 sales consultants. Management believes that the

Company's complete product line and nationwide distribution capability provides superior service to all of its customer groups.

          On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), a privately held distributor of textile products to the lodging industry. Nasco markets a complete line of towels, sheets, blankets, mattress pads, pillows, shower curtains and table linen from such major textile manufacturers as Pillowtex Corporation, Springs Dundee and Westpoint Stevens. Nasco operates utilizing a direct salesforce and has two distribution centers located in Chatsworth, California and Concord, North Carolina. In November 1999, all accounting and computer operations were merged into the Company's current systems. The acquisition of Nasco further enhanced the Company's strategic position as a one-stop-shopping source for the lodging industry by further expanding its product line.

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

          The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended October 1, 1999, less than 10% of the Company's sales were attributable to sales of national brand name products which include Bath and Body Works(R), Jhirmack(R) and Neutrogena(R).

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

          In addition, the Company maintains regional distribution centers throughout the United States. This distribution network consists of 15 regional warehouses and a central warehouse and distribution facility in Sayreville, New Jersey. These distribution centers provide the Company with the ability to deliver manufactured and purchased products to the lodging properties served by the Company throughout the United States. In addition, each regional distribution center is staffed with route salespersons who call on customers to obtain sales orders and provide direct customer service. See "Item 2. Properties."

          The Company attends most major trade conventions and exhibits its product lines at such events.

          One lodging supply segment customer accounted for 15.3% and 15.5% of the Company's total sales in 1999 and 1998, respectively. In 1997, one manufacturing segment customer accounted for 13.2% of the Company's total sales. As of October 1, 1999 and September 30, 1998, one customer accounted for 5.2% and 9.1%, respectively, of the Company's total accounts receivable.

          The Company's consolidated sales included approximately $8,407,000, $5,814,000 and $5,789,000, respectively, by foreign subsidiaries for the fiscal years ended October 1, 1999, September 30, 1998 and September 30, 1997. The Company currently has subsidiaries located in England, New Zealand and Canada.

          At October 1, 1999 and September 30, 1998, the Company had unfilled orders for its products which aggregated approximately $11,923,000 and $12,145,000, respectively. Most of the amount for fiscal 1999 is expected to be shipped within the current fiscal year. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable housekeeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.

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

          In December 1996, the Company occupied a new, leased 226,000 square foot warehouse facility in Sayreville, New Jersey, which consolidated all of the Company's New Jersey warehousing facilities. The new facility was fully operational by April 1, 1997. The Company believes that with the new equipment and systems, it is in a position to improve efficiency in the production of high-quality health and beauty aid products thereby providing the Company with what it believes will be a competitive advantage. See "Item 2. Properties" below.

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

          The Company has adopted strict quality assurance systems and procedures which it regularly reviews and revises with a view of maintaining the consistency of the quality of its products. The Company adheres to all applicable filling and packaging regulations of the U.S. Food and Drug Administration, as well as others which are not technically applicable to the Company's operations.

Proprietary Rights
------------------

          Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply(R), Guest Distribution(R), L'avenie(R), Guest Design(R), Institute Swiss(R), Whispermint(TM), Alliance(TM), Evergreen(TM), Botanicals(TM), Nautic(TM) and the Heritage Collection(TM). The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company.

          In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company without the Company's consent. The aggregate net book value of all molds owned by the Company at October 1, 1999 was approximately $2,088,000.

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

Personnel
---------

          As of October 1, 1999, the Company had approximately 962 employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

Executive Officers
------------------

          The current executive officers of the Company are as follows:

                                                             Age at
Name                 Position with the Company           October 1, 1999
----                 -------------------------           ----------------

Clifford W. Stanley  President, Chief Executive Officer          53
                     and Chairman of the Board of
                     Directors

R. Eugene Biber      Vice President - Operations                 51

Teri E. Unsworth     Vice President - Market Development         48
                     and Director

Paul T. Xenis        Vice President - Finance and                39
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

          Paul T. Xenis has been Vice President - Finance since May 1994. From April 1984 to May 1994, he was Corporate Controller of the Company. Prior to joining the Company, Mr. Xenis was a senior accountant with KMG Main Hurdman (now part of KPMG LLP) from 1981 to 1984. Mr. Xenis also serves as Secretary of the Company.

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

          As part of its regional distribution strategy, the Company currently also leases 13 regional warehouses. The warehouses range in size from 12,800 square feet to 103,700 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California (two), Georgia and North Carolina. The leases for these warehouses have expiration dates through 2004.

          In connection with the acquisition of Nasco, the Company also assumed operating leases with the previous owners of Nasco for two distribution facilities located in California (94,000 square feet) and North Carolina (120,000 square feet). These leases, which may be terminated by the Company on two years notice, expire through 2012.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's common stock trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol GSY. The table below sets forth the high and low closing prices during each of the last two fiscal years on the NYSE. The approximate number of holders of the Company's common stock at October 1, 1999 was 436. No cash dividends have been declared on the common stock since the Company was organized.

Market Price Range
------------------

                                          Year Ended October 1, 1999
                                     ---------------------------------
                                         High                 Low
                                     -----------         -------------
First Quarter                          $12.875               $8.125
Second Quarter                          11.813                8.625
Third Quarter                           13.063                8.625
Fourth Quarter                          15.875               13.500

                                         Year Ended September 30, 1998
                                     ---------------------------------
                                         High                 Low
                                     ---------           -------------
First Quarter                          $15.625              $11.500
Second Quarter                          15.187               10.187
Third Quarter                           17.375               13.625
Fourth Quarter                          19.250                9.250

          On December 10, 1999, the closing sales price for the Company's common stock was $14.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

Fiscal Years
Dollars in thousands except per share amounts
---------------------------------------------

                                       1999              1998              1997              1996              1995
                                 ----------------  ----------------  ----------------  ----------------  ----------------
Sales                               $306,044          $236,743          $200,917          $179,042          $159,450
Gross Profit                          65,067            47,718            42,825            37,998            37,365
Selling, General and
  Administrative Expenses             49,511            39,669            34,043            30,919            28,409
Operating Income                      15,556             8,049             8,782             7,079             8,956
Net Income                             7,708             3,633             3,816             3,151             5,090
Working Capital                       51,806            43,330            39,626            35,223            27,475
Total Assets                         161,257           118,107           112,669           102,888            95,607
Total Long-Term Liabilities           50,568            30,996            32,642            28,292            22,866
Total Liabilities                    101,790            66,122            66,072            60,485            56,498
Total Equity                          59,467            51,985            46,597            42,403            39,109

Common Share Data
-----------------

Diluted Earnings Per Share          $   1.10          $   0.51          $   0.55          $   0.45          $   0.70
Book Value Per Share                $   9.04          $   7.95          $   7.53          $   6.89          $   6.36


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Dollars in thousands except per share amounts

General

          On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), a privately held distributor of textile products to the lodging industry for $24,493. The purchase price consisted of
(i) $17,755 in cash, (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5,000 which note is convertible into shares of the Company's common stock at a price of $13.275 per share, (iii) 45,198 shares of the Company's common stock valued at $500, (iv) other liabilities assumed of $500 and, (v) transaction costs of $738. The acquisition has been accounted for under the purchase method of accounting and accordingly, the results of Nasco are included since the date of acquisition.

Fiscal 1999 Compared To Fiscal 1998

          Sales for the year ended October 1, 1999 increased by 29.3% or $69,301 to $306,044 from $236,743 for the year ended September 30, 1998. Revenues from lodging supply segment customers increased $65,261 or 30.8% to $277,442. Excluding the impact of the Nasco acquisition, sales rose 18.1% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 1999.

          Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.

          Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.

          Sales to manufacturing segment customers were $28,602 in 1999 compared to $24,562 in 1998. The increase of $4,040 or 16.4% was primarily due to increased sales to new customers secured during the latter part of fiscal 1998.

          Gross profit for the year ended October 1, 1999 was $65,067 or 21.3% of sales compared to $47,718 or 20.2% for the year ended September 30, 1998. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements and increased volume in the manufacturing segment. This increase was offset by a decrease in gross profit percent in lodging supply as a result of an increase in textile sales, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels. Excluding the effects of the acquisition, margins in lodging supply increased over the prior year.

          Selling, general and administrative expenses were $49,511 or 16.2% of sales for the year ended October 1, 1999 compared to $39,669 or 16.8% for the prior year. The increase of $9,842 was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.

          Operating income increased $7,507 or 93.3% to $15,556 for the year ended October 1, 1999 from $8,049 last year. Operating income in the lodging supply segment increased 35.3% to $16,474 in 1999 compared with $12,174 in 1998 due principally to higher sales volume and reduced incremental selling, general and administrative costs, offset by lower gross margins. The operating loss in manufacturing was reduced by $3,207 to a loss of $918 in 1999 from a loss of $4,125 in 1998 due principally to higher sales volume and improved manufacturing efficiencies.

          The effective tax rate increased to 40.2% in fiscal 1999 from 38.4% in fiscal 1998. The increase in the effective tax rate is due principally to an increase in the valuation allowance related to deferred tax assets and an increase in state income taxes.

          Overall, net income for 1999 increased 112.2% to $7,708 or $1.10 per diluted share compared to $3,633 or $0.51 per diluted share in 1998.

Fiscal 1998 Compared To Fiscal 1997

          Sales for the year ended September 30, 1998 increased by 17.8% or $35,826 to $236,743 from $200,917 for the year ended September 30, 1997.
Revenues from lodging customers increased $39,679 or 23.0% to $212,181. The increase in sales to hotels is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing sales territories and by new salespeople and territories that were established during fiscal 1998.

          In July 1998, a sales and distribution center was opened in Hayward California, increasing market share in that geographic area.

          Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.

          Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.

          Sales to manufacturing segment customers were $24,562 in 1998 compared to $28,415 in 1997. The decrease of $3,853 or 13.6% was a result of a decline in sales to an existing long-term customer and the expiration of a contract with another customer. During 1998, one long-term customer accounted for substantially all of manufacturing revenue.

          Gross profit for the year ended September 30, 1998 was $47,718 or 20.2% of sales compared to $42,825 or 21.3% for the year ended September 30, 1997. Excluding a cost of goods charge of $2,187 in fiscal 1997, which related to damaged and obsolete inventories identified during the consolidation of the Company's warehouses, gross profit declined from 22.4% of sales in fiscal 1997 to 20.2% in fiscal 1998. The decrease in gross margin was a result of reduced volume, an unfavorable mix and a formula change in the manufacturing segment offset by an increase in lodging supply gross margins.

          Selling, general and administrative expenses were $39,669 or 16.8% of sales for the year ended September 30, 1998 compared to $34,043 or 16.9% for the prior year. The increase of $5,626 was due primarily to increased payroll and payroll related costs, delivery expenses, moving warehouses to larger facilities and opening a new branch in Hayward, California.

          Operating income declined $733 or 8.4% to $8,049 for the year ended September 30, 1998 from $8,782 in 1997. Operating income in the lodging supply segment increased 182.4% to $12,174 in 1998 compared to $4,311 in 1997 due principally to higher sales volume to new and existing customers, focused efforts to contain selling, general and administrative costs and the effects of the charge of $2,187 in 1997 related to damaged and obsolete inventories. Operating results in the manufacturing segment declined by $8,596 to a loss of $4,125 in 1998 from a profit of $4,471 due principally to lower sales volume to two significant customers, a change in sourcing arrangements and contract terms with a significant customer, a change in product mix and unfavorable manufacturing variances associated with lower manufacturing throughput.

          The effective tax rate decreased to 38.4% in fiscal 1998 from 43.2% in fiscal 1997. The lower effective rate was the result of a focused tax strategy designed to reduce, where applicable, the Company's tax burden.

          Overall, net income for 1998 declined by 4.8% to $3,633 or $0.51 per diluted share compared to $3,816 or $0.55 per diluted share in 1997.

Liquidity And Capital Resources

          The Company had $51,806 of working capital at October 1, 1999 compared to $43,330 at September 30, 1998. The increase of $8,476 is primarily the result of the acquisition of Nasco Supply Company.

          Net cash flows from operating activities increased to $10,043 for the fiscal year ended October 1, 1999, compared with $5,120 for the twelve months ended September 30, 1998. The increase was primarily due to higher net earnings and higher levels of depreciation and amortization offset by changes in working capital items during the fiscal year ended October 1, 1999. Changes in working capital items including an increase in the allowance for doubtful accounts of $533 were due principally to increased sales activity and the acquisition of Nasco.

          Net cash flows used for investing activities totaled $23,589, compared with $4,329 in 1998. Included in 1999 was the funding for the Nasco acquisition of $17,962. Capital expenditures for the year were $4,511 versus $4,126 in 1998. In 1999, capital expenditures for the lodging supply and manufacturing segments amounted to $2,096 and $2,415, respectively. Capital expenditures in fiscal 2000 of approximately $4,000 are expected.

          Net cash flows provided by financing activities totaled $12,870, compared with $2,255 used in financing activities in 1998. Borrowings in 1999 increased to fund the acquisition of Nasco and to purchase $2,582 of treasury stock under the Company's stock repurchase program.

          Concurrent with the closing of the acquisition of Nasco, the Company entered into an amended and restated six year revolving credit agreement ("revolver") with its banks and amended the terms of its $25,000 senior notes. The effects of these amendments were to increase the amounts available under the revolver from $25,000 to $35,000, to secure the borrowings under the revolver and the senior notes by substantially all of the assets of the Company, to increase the interest rates on the revolver and the senior notes by .40% and
 .25%, respectively and to add certain restrictive covenants. Borrowings under the revolver bear interest at the Eurodollar rate plus 125 basis points (6.625% at October 1, 1999) or the prime rate (8.25% at October 1, 1999), at the Company's option. The unused amount available to the Company under the revolver was $19,100 at October 1, 1999. Both the revolver and the senior notes contain restrictive covenants including covenants which limit the Company's ability to incur additional indebtedness, sell certain assets, make acquisitions and other investments and require the Company to comply with various financial ratios specified in the loan agreements. The Company was in compliance with all covenants at October 1, 1999.

          During 1999, the Company purchased a total of 250,300 shares of treasury stock at a cost of $2,582 completing the stock repurchase program authorized in 1997. Subsequent to October 1, 1999, the Company purchased 242,300 shares at a cost of $3,223 completing the stock repurchase program authorized in 1998. In November 1999, the Board of Directors authorized the repurchase of an additional 5% of its outstanding common stock.

          The Company believes that the amount available under the revolving credit agreement together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. As originally issued, SFAS 133 would have been effective for the Company beginning September 30, 2000. However, in July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS 133 by one year. SFAS 133 will now become effective for the Company beginning September 29, 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.

Year 2000 Readiness

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

          The Company has completed its evaluation of all its information technology ("IT") and non-IT systems. All software packages considered critical to the Company's operations have been upgraded and tested to be Year 2000 compliant.

          As part of the Company's Year 2000 project, the Company has contacted its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate year 2000 compliance issues. The Company has also contacted its large customers where potential exposure exists to ascertain their readiness. While the Company will continue to monitor its significant suppliers and customers, there can be no assurances that their systems will be timely converted or that failure to convert would not have a material adverse effect on the Company and its operations.

          Total costs incurred by the Company, relating to Year 2000 remediation efforts, have not exceeded $250.

          The Company believes that the "most reasonably likely worst case scenario" as a result of the Company, customers or suppliers not being fully Year 2000 compliant could include temporary plant closings, delays in the delivery of products or delays in the receipt of raw materials and finished goods. The consequences could have a material adverse impact to the results of operations or the financial position of the Company.

          The Company is addressing these potential consequences as part of its contingency plans in order to mitigate the adverse effect any such disruption may have on the Company's operations, which includes stockpiling of raw materials and other finished goods and using alternative suppliers.

          Notwithstanding the preparation of contingency plans, there can be no assurance that the implementation of such plan will be successful in addressing all problems that may arise.

Quantitative And Qualitative Disclosures About Market Risks

          At October 1, 1999, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $15,900 in variable rate borrowings outstanding under the revolver. The Company has entered into an interest rate collar agreement with a notional amount of $11,000. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7% or would pay the interest difference if the three-month LIBOR rate falls below 4.75%.

          Assuming a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $159 per year. Included in indebtedness is also $25,000 of fixed rate debt, which is not subject to interest rate risk.

Forward Looking Information

          This Annual Report may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss of or decline in sales to a major customer, failure to secure new business and unforeseen inefficiencies at the Company's manufacturing facility. In addition, difficulties in completing remediation of Year 2000 issues by the Company, its customers or suppliers may have a material adverse effect on the Company and its operations. Accordingly, there can be assurances that any anticipated future results will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                      GUEST SUPPLY, INC. AND SUBSIDIARIES

                                   ----------

                       Consolidated Financial Statements
           October 1, 1999, September 30, 1998 and September 30, 1997

Index to Financial Statements
-----------------------------

                                                                                        Page
                                                                                       Number
                                                                                       ------
1.  Financial Statements:

    Independent Auditors' Report....................................................       22

    Consolidated Balance Sheets -- October 1, 1999 and September 30, 1998...........       23

    Consolidated Statements of Income and Comprehensive Income -- Fiscal
    Years Ended October 1, 1999, September 30, 1998 and September 30, 1997..........       24

    Consolidated Statements of Cash Flows -- Fiscal Years Ended
    October 1, 1999, September 30, 1998 and September 30, 1997......................       25

    Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended
    October 1, 1999, September 30, 1998 and September 30, 1997......................       26

    Notes to Consolidated Financial Statements......................................       27

2.  Financial Statement Schedule:
    II  - Valuation and Qualifying Accounts.........................................       37

All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of October 1, 1999 and September 30, 1998 and the results of their operations and their cash flows for the fifty-three week period ended October 1, 1999 and the years ended September 30, 1998 and September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 /s/ KPMG LLP

Short Hills, New Jersey
November 16, 1999

========================================================================================================================
CONSOLIDATED BALANCE SHEETS
As of October 1, 1999 and September 30, 1998

Dollars in thousands except stated value                                                          1999              1998
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                    $ 2,200          $  2,558
  Accounts receivable, net of allowance for doubtful accounts of
    $1,076 - 1999 and $543 - 1998                                                               43,471            34,054
  Inventories                                                                                   53,937            37,989
  Deferred income taxes                                                                          1,626             1,373
  Prepaid expenses and other current assets                                                      1,794             2,482
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           103,028            78,456
Property and equipment, net of accumulated depreciation and amortization                        33,593            33,305
Other assets                                                                                     2,821             1,555
Excess of cost over net assets acquired, net of accumulated amortization of
   $5,364 - 1999 and $4,626 - 1998                                                              21,815             4,791
-------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 161,257         $ 118,107
=========================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                                       $ 50,111         $  35,126
  Current maturities of long-term debt                                                           1,111                 -
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       51,222            35,126
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  39,789            26,126
Note payable to related party                                                                    5,000                 -
Deferred income taxes                                                                            5,779             4,870
-------------------------------------------------------------------------------------------------------------------------
Total long-term liabilites                                                                      50,568            30,996
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value; authorized 1,000,000 shares, outstanding none
  Common stock - without par value; stated value $0.10; authorized
    20,000,000 shares, issued 6,671,638 shares - 1999 and 1998                                     594               594
  Additional paid-in capital                                                                    39,247            38,595
  Retained earnings                                                                             20,559            14,378
  Treasury stock - 95,178 shares - 1999 and 135,800 shares - 1998, at cost                      (1,091)           (1,422)
  Accumulated other comprehensive income                                                           158              (160)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                      59,467            51,985
-------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 161,257         $ 118,107
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Years ended October 1, 1999, September 30, 1998 and September 30, 1997

Dollars in thousands except per share amounts                                        1999            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                             $  306,044      $ 236,743      $  200,917

Cost of sales                                                                        240,977        189,025         158,092
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                          65,067         47,718          42,825

Selling, general and administrative expenses                                          49,511         39,669          34,043
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                      15,556          8,049           8,782

Interest and other income                                                                 63             76              45

Interest expense                                                                       2,737          2,225           2,110
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            12,882          5,900           6,717

Income tax expense                                                                     5,174          2,267           2,901
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $     7,708     $   3,633      $    3,816
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
  Basic                                                                           $      1.19     $    0.56      $     0.62
===================================================================================================================================
  Diluted                                                                         $      1.10     $    0.51      $     0.55
===================================================================================================================================


Comprehensive Income:
Net income                                                                        $     7,708     $    3,633     $    3,816
Other comprehensive income - foreign
  currency translation adjustment
                                                                                          318           (130)            81
-----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                             $     8,026     $    3,503     $    3,897
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 1, 1999, September 30, 1998 and September 30, 1997

Dollars in thousands                                                                 1999              1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                           $  7,708          $  3,633        $  3,816
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
  Depreciation and amortization                                                         5,008             4,302           3,888
  Provision for losses on accounts receivable                                             858               497             880
  (Gain) loss on sale of fixed assets                                                       -                17            (172)
  Deferred income tax expense                                                             656               539           1,195
  Change in assets and liabilities, net of effects of business acquired:
    Increase in accounts receivable                                                      (819)           (4,122)         (3,225)
    Increase in inventories                                                            (7,468)           (3,313)         (1,314)
    Decrease in prepaid expenses and other current assets                                 787               962              90
    Decrease (increase) in other assets                                                    81               (28)           (178)
    Increase in accounts payable and accrued expenses                                   3,232             2,633           4,217
--------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                        10,043             5,120           9,197
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                 (4,511)           (4,126)         (6,881)
  Acquisition, net of cash acquired                                                   (17,962)                -               -
  Decrease (increase) in other assets                                                  (1,139)             (215)         (1,000)
  Proceeds from sale of fixed assets                                                       23                12             202
--------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                           (23,589)           (4,329)         (7,679)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements                                            65,837            56,705          52,528
  Repayment on revolving credit agreements                                            (51,063)          (73,196)        (48,945)
  Payment of debt issuance costs                                                         (208)                -               -
  Proceeds from issuance of long-term debt                                                  -            25,000               -
  Repayment of long-term debt                                                               -           (10,937)         (3,874)
  Purchase of treasury stock                                                           (2,582)           (1,422)              -
  Proceeds from issuance of common stock                                                  886             1,595             253
--------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                              12,870            (2,255)            (38)
--------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                                  318              (130)             81
--------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (358)           (1,594)          1,561
Cash and cash equivalents at beginning of year                                          2,558             4,152           2,591
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  2,200          $  2,558        $  4,152
--------------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of each cash flow  information:
 Cash paid during the year for:
 Interest, net of capitalized interest in 1997                                       $  2,681          $  1,908        $  2,099
 Income taxes, net of refunds                                                           1,449             1,090             928

Supplemental schedule of non-cash financing and investing activities:
 Tax benefit on exercise of stock options and warrants                               $    652          $  1,712        $     44
 Convertible note and common stock issued in connection with acquisition             $  5,500                 -               -

The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended October 1, 1999, September 30, 1998 and September 30, 1997

                                                                                                                   Accumulated
                                                 Common Stock        Additional                                          Other
                                           -----------------------
                                             Number of                  Paid-In        Retained     Treasury     Comprehensive
Dollars in thousands                          Shares        Amount      Capital        Earnings      Stock              Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                   6,156,075    $  543       $ 35,042       $ 6,929    $      -            $  (111)
Net income                                            -         -              -         3,816           -                  -
Shares issued under employee stock
 option, warrant and purchase plans              34,232         3            250             -           -                  -
Tax benefit on exercise of stock options
 and warrants                                         -         -             44             -           -                  -
Foreign currency translation adjustment               -         -              -             -           -                 81
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                   6,190,307       546         35,336        10,745           -                (30)
Net income                                            -         -              -         3,633           -                  -
Shares issued under employee stock
 option, warrant and purchase plans             481,331        48          1,547             -           -                  -
Tax benefit on exercise of stock options
 and warrants                                         -         -          1,712             -           -                  -
Purchase of treasury stock                     (135,800)        -              -             -      (1,422)                 -
Foreign currency translation adjustment               -         -              -             -           -               (130)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                   6,535,838       594         38,595        14,378      (1,422)              (160)
Net income                                            -         -              -         7,708           -                  -
Purchase of treasury stock                     (250,300)        -              -             -      (2,582)                 -
Shares issued in connection with
 acquistion                                      45,198         -             82             -         418                  -
Shares issued under employee stock
 option, warrant and purchase plans             245,724         -            (82)       (1,527)      2,495                  -
Tax benefit on exercise of stock options
 and warrants                                         -         -            652             -           -                  -
Foreign currency translation adjustment               -         -              -             -           -                318
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1999                      6,576,460    $  594       $ 39,247       $20,559    $ (1,091)           $   158
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands except share and per share amounts

Business Description The Company operates principally as a manufacturer, packager and distributor of personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry. The Company also manufactures and packages products for major consumer products and retail companies.

Summary of Significant Accounting Policies Principles of Consolidation - The consolidated financial statements include the accounts of Guest Supply, Inc. and all of its subsidiaries ("the Company"), each of which is wholly owned. All significant intercompany transactions and balances are eliminated in consolidation.
   Fiscal Year - Effective October 1, 1998, the Company adopted a 52 or 53 week fiscal year, changing the year end date from September 30 to the Friday nearest September 30. The fiscal year ended October 1, 1999 had 53-weeks.
  Risks and Uncertainties - The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or with respect to certain facilities, the Company, as a whole during the period of such operational difficulty.
    In addition, other factors may cause the Company's results to differ materially from historic levels. Some of the most significant factors include a downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss or decline in sales to a major customer, pricing pressures, unforeseen inefficiencies at the Company's manufacturing facility, and difficulties resulting from year 2000 issues by the Company, its customers or suppliers.
   Foreign Currency Translation - Assets and liabilities of the Company's foreign subsidiaries are translated into US dollars at current exchange rates, while revenues and expenses are translated at average exchange rates during each reporting period. Adjustments resulting from translation of financial statements are reported as a separate component of shareholders' equity.
  Use of Estimates - In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Revenue Recognition - The Company recognizes revenue at the time the goods are shipped or title has passed.
  Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average and first-in, first-out methods. The Company evaluates the need to record adjustments for markdowns of inventory on a quarterly basis. Provisions for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.
  Property and Equipment - Property and equipment are carried at cost. Depreciation and amortization is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 40 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 3 to 8 years; computers, 3 to 10 years; and leasehold improvements, the shorter of the life of the lease or the life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.
  Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired is being amortized using the straight-line method over a period of up to 25 years. The Company continually evaluates the amortization period of its intangible assets. Estimates of useful lives are revised when circumstances or events indicate that the original estimate is no longer appropriate.
  Earnings Per Share - Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options, warrants and convertible debt, and is adjusted, if applicable, for the effect on net earnings of such transactions.
  Financial Instruments - The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, certain other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated their fair values at October 1, 1999 and September 30, 1998. Fair values were determined based on management's estimates using the latest available market data. The Company also uses a derivative financial instrument to manage interest rate fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes.
  Concentration of Credit Risk - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. As of October 1, 1999 and September 30, 1998, one customer accounted for 5.2% and 9.1%, respectively, of the Company's total accounts receivable.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
  Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.
  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of -Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
  Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied.
  Comprehensive Income - On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of income and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Acquisition On April 23, 1999, the Company acquired all of the outstanding shares of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and McDonald Contract Sales, Inc. (collectively "Nasco"), a distributor of textile products to the lodging industry for approximately $24,493 including transaction costs of $738. Total consideration paid included cash of $17,755, a convertible promissory note of $5,000, issuance of 45,198 shares of common stock valued at $500 and other liabilities assumed of $500. The acquisition was funded principally through borrowings under the Company's revolving credit agreement. The acquisition has been accounted for as a purchase and the results of Nasco's operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated based upon estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The excess of the purchase price over the estimated fair value of the net assets acquired of $17,762 has been recorded as goodwill, and is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the Company also assumed operating leases with the previous owners of Nasco for two distribution facilities. The future minimum rental commitments under these leases, which may be terminated by the Company on two years notice, is approximately $965 per year, subject to annual increases for inflation, through 2012.
  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Nasco had occurred at the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional goodwill amortization expense, interest expense, and income tax expense. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented or of future results of operations.

                                                                        1999                1998
-------------------------------------------------------------------------------------------------
Sales                                                             $  338,697           $ 299,657
Net income                                                        $    7,897           $   4,755
Earnings per common share:
  Basic                                                           $     1.22           $    0.73
  Diluted                                                         $     1.10           $    0.65

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

                                                                                 1999          1998
----------------------------------------------------------------------------------------------------
Raw materials                                                              $    7,126     $   8,666
Finished goods                                                                 46,811        29,323
----------------------------------------------------------------------------------------------------
                                                                          $    53,937     $  37,989
----------------------------------------------------------------------------------------------------

 Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.

Property and Equipment
                                                                                  1999          1998
-----------------------------------------------------------------------------------------------------
Land, building and leasehold improvements                                   $    6,619     $   6,750
Machinery and equipment                                                         45,712        46,497
Furniture and fixtures                                                           1,563         2,248
Computers                                                                        3,014         2,631
Construction in progress                                                           872           958
-----------------------------------------------------------------------------------------------------
                                                                                57,780        59,084
Less accumulated depreciation and amortization                                 (24,187)      (25,779)
-----------------------------------------------------------------------------------------------------
                                                                           $    33,593     $  33,305
-----------------------------------------------------------------------------------------------------

 Depreciation and amortization of property and equipment charged to income was $4,270, $3,934 and $3,520 for the fiscal years ended 1999, 1998 and 1997, respectively.


Leases The Company leases its office, warehouse facilities and vehicles under long-term lease agreements. These leases are classified as operating leases and expire in various years through fiscal 2007. Future minimum lease payments under noncancelable operating leases as of October 1, 1999 are:

2000                                                                                     $ 5,831
2001                                                                                       4,471
2002                                                                                       3,086
2003                                                                                       2,646
2004                                                                                       2,290
Thereafter                                                                                 3,251
-------------------------------------------------------------------------------------------------
Total minimum lease payments                                                            $ 21,575
-------------------------------------------------------------------------------------------------

  Rent expense under operating leases was $5,940, $4,737 and $4,820 for the fiscal years ended 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Income Taxes
Income tax expense is comprised of the following:

                                                                 1999          1998          1997
--------------------------------------------------------------------------------------------------
Federal - Current                                           $   4,066      $  1,334     $   1,229
        - Deferred                                                439           893         1,133
--------------------------------------------------------------------------------------------------
Total federal income taxes                                      4,505         2,227         2,362
--------------------------------------------------------------------------------------------------
State   - Current                                                 413           369           297
        - Deferred                                                217          (354)          158
--------------------------------------------------------------------------------------------------
Total state income tax                                            630            15           455
--------------------------------------------------------------------------------------------------
Foreign                                                            39            25            84
--------------------------------------------------------------------------------------------------
Total income tax provision                                  $   5,174      $  2,267     $   2,901
--------------------------------------------------------------------------------------------------

The following is a reconciliation of federal income tax expense computed using the statutory rate of 35% in 1999 and 34% in 1998 and 1997, to the Company's effective income tax rate:

                                                                                                1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Computed "expected" income tax expense                                                     $   4,509      $  2,006     $   2,284
Increase (reduction) in tax expense resulting from:
  State income taxes, net of federal income tax benefit                                          117          (112)          300
  Change in valuation allowance                                                                  450           350             -
  Nondeductible amortization of goodwill                                                         129           125           125
  Foreign                                                                                        (41)           25            84
  Effect of income tax rate differential                                                        (100)            -             -
  Adjustment to net deferred taxes for change in effective state income tax rate                   -          (165)            -
  Other, net                                                                                     110            38           108
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           $   5,174      $  2,267     $   2,901
---------------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 1, 1999 and September 30, 1998 are as follows:

                                                                                          1999          1998
-------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts                                                     $    413      $    209
  Inventory obsolescence reserve and uniform capitalization                              1,092           980
  Net operating loss carryforwards - states                                              1,198           940
  Alternative minimum tax credits carryforwards                                              -           228
  Other                                                                                    121           184
-------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                2,824         2,541
  Less:  valuation allowance                                                              (800)         (350)
-------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                  2,024         2,191
Deferred tax liability - principally excess of tax over financial
  statement depreciation                                                                (6,177)       (5,688)
-------------------------------------------------------------------------------------------------------------
Net deferred liability                                                               $  (4,153)    $  (3,497)
-------------------------------------------------------------------------------------------------------------

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

  The valuation allowance for deferred tax assets as of October 1, 1999 and September 30, 1998 was $800 and $350, respectively. The net change in the total valuation allowance for the fiscal years ended October 1, 1999 and September 30, 1998 was an increase of $450 and $350, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the tax deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, projections for future taxable income and the availability of tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 1, 1999. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. At October 1, 1999, the Company has net operating loss carryforwards for state income tax purposes of approximately $19,961 which are available to reduce the future state income taxes, if any, through the year 2006.

Indebtedness Indebtedness consists of the following at October 1, 1999 and September 30, 1998:

                                                                                                                   1999        1998
===================================================================================================================================
Revolving credit agreement                                                                                    $  15,900     $ 1,126
Series A senior notes payable; 7.31%; due in semi-annual installments through November, 2009                     15,000      15,000
Series B senior notes payable; 7.20%; due in semi-annual installments through November, 2007                      5,000       5,000
Series C senior notes payable; 6.95%; due in semi-annual installments through  November, 2003                     5,000       5,000
Convertible subordinated promissory note; 5.18%; due March, 2004                                                  5,000           -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 45,900      26,126
Less current maturities                                                                                          (1,111)          -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              $  44,789     $26,126
===================================================================================================================================

  Concurrent with the closing of the acquisition of Nasco, the Company entered into an amended and restated six year revolving credit agreement ("revolver") with its banks and amended the terms of its $25,000 senior notes. The effects of these amendments were to increase the amounts available under the revolver from $25,000 to $35,000, to secure the borrowings under the revolver and the senior notes by substantially all of the assets of the Company, to increase the interest rates on the revolver and the senior notes by .40% and .25%, respectively and to add certain restrictive covenants. Borrowings under the revolver bear interest at the Eurodollar rate plus 125 basis points (6.625% at October 1, 1999) or the prime rate (8.25% at October 1, 1999), at the Company's option. The unused amount available to the Company under the revolver was $19,100 at October 1, 1999. Both the revolver and the senior notes contain restrictive covenants including covenants which limit the Company's ability to incur additional indebtedness, sell certain assets, make acquisitions and other investments and require the Company to comply with various financial ratios specified in the loan agreements.
 In June 1999, the Company entered into an interest rate collar agreement ("collar') in connection with borrowings under its revolver. The collar is for an initial notional amount of $11,000 which declines to $6,000 through June 2002, the expiration date of the collar. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7% or would pay the interest difference if the three-month LIBOR rate falls below 4.75%.
  The convertible subordinated promissory note issued to the former owners of Nasco, who are currently employed by the Company, is convertible into shares of the Company's common stock at $13.275 per share.

Indebtedness at October 1, 1999 matures as follows:

2000                                                                $  1,111
2001                                                                   1,486
2002                                                                   3,376
2003                                                                   3,626
2004                                                                   8,070
Thereafter                                                            28,231
==============================================================================

=============================================================================
NOTES TO FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Litigation From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effects on the Company's consolidated financial statement taken as a whole.

Earnings Per Share Earnings per share is calculated as follows:

                                                                                          1999             1998           1997
-------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Net income                                                                          $      7,708     $    3,633      $    3,816
===============================================================================================================================
Weighed average common shares outstanding                                              6,463,000      6,489,000       6,177,000
===============================================================================================================================
Basic EPS                                                                           $       1.19     $     0.56      $     0.62
===============================================================================================================================

Diluted EPS
Net income                                                                          $      7,708     $    3,633      $    3,816
Effect of convertible promissory note                                                         68              -               -
-------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                 $      7,776     $    3,633      $    3,816
===============================================================================================================================

Weighted average common shares outstanding                                             6,463,000      6,489,000       6,177,000
Effect of dilutive stock options and warrants                                            438,000        636,000         806,000
Effect of convertible promissory note                                                    163,000              -               -
===============================================================================================================================
Weighted average common shares outstanding assuming dilution                           7,064,000      7,125,000       6,983,000
===============================================================================================================================
Diluted EPS                                                                         $       1.10     $     0.51      $     0.55
===============================================================================================================================

Options to purchase 84,800, 86,000 and 86,000 shares of common stock at an average price of $15.35, $15.36 and $15.36 per share at October 1, 1999, September 30, 1998 and 1997, respectively were anti-dilutive and are not included in the calculations of diluted earnings per share because the option exercise price was greater than the average market price of common shares of each respective period.

Stock Based Compensation Plans The Company has two stock option plans which provide for the granting of options to key employees. Options granted under these plans are to purchase shares of common stock at not less than fair market value at the date of grant. Options vest 20% per year over five years and generally expire ten years from the date of grant. The Company also maintains a long-term incentive plan which provides for the granting of a wide range of awards, including options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to any employee or director. The terms of awards granted under this plan may vary at the discretion of the Stock Option Committee. All awards granted under this plan consisted of stock options. At October 1, 1999, 207,000 shares are available for future grants. Transactions relating to these plans are summarized as follows:

                                                                   1999                    1998                     1997
                                                         ----------------------  ------------------------  -----------------------
                                                                       Weighted                  Weighted                 Weighted
                                                                        Average                   Average                  Average
                                                                       Exercise                  Exercise                 Exercise
                                                            Shares        Price    Shares           Price    Shares          Price
                                                         ----------------------  ------------------------  -----------------------
Outstanding at beginning of year                            828,000   $   7.16     1,042,300    $    6.31    1,171,300    $   7.25
Granted                                                     105,000       9.56             -            -       48,000       11.38
Exercised                                                  (144,500)      3.37      (214,300)        3.00      (21,300)       6.27
Forefeited                                                   (1,200)     16.25             -            -     (155,700)      14.95
                                                         -------------------------------------------------------------------------
Outstanding at end of year                                  787,300   $   8.16       828,000    $    7.16    1,042,300    $   6.31
                                                         ----------------------  ------------------------  -----------------------
Exercisable at end of year                                  619,500   $   7.42       731,400    $    6.38      858,650    $   5.06
                                                         ======================  ========================  =======================
Weighted average fair value of options
granted during the year                                               $   5.47                                            $   6.51
                                                                      =========                                           ========


================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

 The fair value of each stock option granted during 1999 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1997; expected life of 7.0 years; expected volatility of 45%; expected dividend yield of 0%; and risk-free interest rate of 6.5%.

 The following table summarizes information about stock options outstanding and exercisable at October 1, 1999:

                                                                      Options Outstanding        Options Exercisable
                                                                  -------------------------- --------------------------
                                                                       Weighted
                                                                        Average    Weighted                   Weighted
                                                                      Remaining     Average                    Average
                                                           Number   Contractual    Exercise          Number   Exercise
Range of Exercise Prices                              Outstanding          Life       Price     Exercisable      Price
============================================================================================ ==========================
$  2.67 - $  3.75                                        68,750        1.4 years    $   2.67      68,750       $   2.67
   4.67 -    5.75                                       249,250        3.4 years        4.68     249,250           4.68
   9.50 -   11.50                                       384,500        6.3 years        9.82     252,500           9.89
  15.25 -   16.25                                        84,800        6.5 years       15.35      49,000          15.34
-------------------------------------------------------------------------------------------- --------------------------
                                                        787,300        5.0 years    $   8.16     619,500       $   7.42
============================================================================================ ==========================

The Company also maintains an employee stock purchase plan in which eligible employees may purchase a limited number of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period, whichever is less. During fiscal 1999, 1998 and 1997, 11,224, 12,031, and 11,432 shares, respectively, were purchased under this plan. At October 1, 1999, 57,093 shares are reserved for future issuance under this plan.
  Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions; expected life of 6 months; expected volatility of 45% in 1999, 48% in 1998 and 45% in 1997; expected dividend yield of 0%; and risk-free interest rate of 6.5%. The weighted average fair-value of those purchase rights granted in 1999, 1998 and 1997 was $3.13, $3.04 and $4.34, respectively.
  The Company has adopted the disclosure-only provisions of SFAS No. 123 and applies APB Opinion No. 25, and related interpretations in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                                                                                 1999         1998        1997
===================================================================================================================================
Net income:
  As reported                                                                                    $  7,708     $  3,633    $  3,816
  Pro forma                                                                                         7,521        3,483       3,678
Basic earnings per share:
  As reported                                                                                    $   1.19     $   0.56    $   0.62
  Pro forma                                                                                          1.16         0.54        0.60
Diluted earnings per share:
  As reported                                                                                    $   1.10     $   0.51    $   0.55
  Pro forma                                                                                          1.07         0.49        0.53

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts


Common Stock Warrants The Board of Directors may grant common stock warrants to directors and officers of the Company at exercise prices not less than fair market value at the date of grant. All outstanding warrants expire through February 2001.

Transactions relating to common stock warrants are summarized as follows:

                                                 1999                        1998                           1997
                                       -------------------------   --------------------------   -----------------------------
                                                        Weighted                     Weighted                        Weighted
                                                         Average                      Average                         Average
                                                        Exercise                     Exercise                        Exercise
                                          Shares           Price          Shares        Price         Shares            Price
----------------------------------------------------------------   --------------------------   -----------------------------
Outstanding at beginning of year         486,750      $   3.02          741,750     $   3.11        743,250         $   3.11
Exercised                                (90,000)         3.17         (255,000)        3.29         (1,500)            3.17
                                       -------------------------   --------------------------   -----------------------------
Outstanding at end of year               396,750      $  $2.98          486,750     $   3.02        741,750         $   3.11
                                       -------------------------   --------------------------   -----------------------------
Exercisable at year end                  396,750      $  $2.98          486,750     $   3.02        741,750         $   3.11
                                       =========================   ==========================   =============================

Employee Benefit Plan The Company has a 401(k) Salary Reduction Plan under which the Company usually matches a portion of the amount of contributions made by the employee. All domestic employees with one year of continuous service are eligible for the plan. Company matching contributions are 100% vested, as are any contributions made by the employee. The Company may also make, at its sole discretion, annual discretionary contributions, which vest over a six-year period. The Company has not made any discretionary contributions.

Employer contributions relating to these plans were $247, $226, and $181 for the fiscal years ended 1999, 1998 and 1997, respectively.

Shareholders' Preferred Purchase Rights On July 14, 1988, as amended on August 6, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase rights for each outstanding share of common stock of the Company and for each share of common stock issued from that date. The dividend was payable on July 26, 1988 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a preferred share at a price of $30.00, subject to adjustment.

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

Each holder of a right will in such event have the right to receive shares of the Company's common stock having a market value of two times the exercise price of the right, which has been set at $30.00; and in the event that the Company is acquired in a merger or other business combination, or if more than 50% of its assets or earning power is sold, each holder of a right would have the right to receive common stock of the acquiring company with a market value of two times the exercise price of the right. Following the occurrence of any of these events, any rights that are beneficially owned by any acquiring person will immediately become null and void.

The rights are not exercisable until the earlier of such date as described above and will expire on July 15, 2008, unless the final expiration date is extended or the rights are earlier redeemed by the Company at $.01 per right.

Business Segments Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way the Company reports information about its operating segments, geographic areas of operations and major customers.

The Company has two reportable segments (Lodging Supply and Manufacturing). The Lodging Supply segment includes sales to hotel customers of cleaning chemicals, room accessories, paper products, personal care amenities, linens, appliances, fixtures, and miscellaneous housekeeping supplies. The Manufacturing segment includes sales to retailers, consumer products companies, and intercompany sales of personal care amenities. The reportable segments are strategic businesses that offer different products and services and accordingly are managed separately. The accounting policies of the segments are the same as those described in

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

the summary of significant accounting policies. Intersegment sales are accounted for at prices that approximate arms length transactions, and have generally been at or below cost. Sales by geographic area are determined based on the location of the Company's operations. The Company evaluates performance based on operating income (loss) of the respective business segment.

Summarized segment information for the fiscal years 1999, 1998 and 1997 are as follows:

                                                                                       Lodging                          Total
                                                                                       Supply       Manufacturing      Segments
-------------------------------------------------------------------------------------------------------------------------------
1999
Sales to external customers                                                          $   277,442    $    28,602      $  306,044
Intersegment sales                                                                             -         12,036          12,036
-------------------------------------------------------------------------------------------------------------------------------
Total sales                                                                              277,442         40,638         318,080
Operating income (loss)                                                                   16,474           (918)         15,556
Identifiable assets                                                                      135,693         29,437         165,130
Capital expenditures                                                                       2,096          2,415           4,511
Depreciation and amortization                                                              2,163          2,845           5,008
-------------------------------------------------------------------------------------------------------------------------------
1998
Sales to external customers                                                          $   212,181    $    24,562      $  236,743
Intersegment sales                                                                             -          9,896           9,896
-------------------------------------------------------------------------------------------------------------------------------
Total sales                                                                              212,181         34,458         246,639
Operating income (loss)                                                                   12,174         (4,125)          8,049
Identifiable assets                                                                       89,329         31,571         120,900
Capital expenditures                                                                       1,599          2,527           4,126
Depreciation and amortization                                                              1,524          2,778           4,302
-------------------------------------------------------------------------------------------------------------------------------
1997
Sales to external customers                                                          $   172,502    $    28,415      $  200,917
Intersegment sales                                                                             -          9,420           9,420
-------------------------------------------------------------------------------------------------------------------------------
Total sales                                                                              172,502         37,835         210,337
Operating income/1/                                                                        4,311          4,471           8,782
Identifiable assets                                                                       78,153         33,837         111,990
Capital expenditures                                                                       3,606          3,275           6,881
Depreciation and amortization                                                              1,260          2,628           3,888
-------------------------------------------------------------------------------------------------------------------------------

/1/ Includes a charge to cost of sales for the lodging supply segment of $2,187 as a result of damaged, obsolete and below standard inventory identified during the Company's consolidation of its distribution facilities.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts


The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial
Statements:

                                                                                         1999        1998        1997
=========================================================================================================================
Sales:
Sales from reportable segments                                                          $318,080    $246,639    $210,337
Elimination of intersegment revenue                                                      (12,036)     (9,896)     (9,420)
-------------------------------------------------------------------------------------------------------------------------
Total consolidated sales                                                                $306,044    $236,743    $200,917
-------------------------------------------------------------------------------------------------------------------------
Total assets:
Identifiable assets from reportable segments                                            $165,130    $120,900    $111,990
Elimination of intersegment receivables                                                   (5,499)     (4,166)     (1,388)
Other unallocated amounts                                                                  1,626       1,373       2,067
-------------------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                               $161,257    $118,107    $112,669
-------------------------------------------------------------------------------------------------------------------------

One lodging supply segment customer accounted for 15.3% and 15.5% of the Company's total sales in 1999 and 1998, respectively. In 1997, one manufacturing segment customer accounted for 13.2% of the Company's total sales. Substantially all of the Company's operations are in the United States. Operations outside of the Unites States, which include subsidiaries in Canada, England and New Zealand, are not significant to the consolidated operations of the Company.

Subsequent Event In November 1999, the Company's Board of Directors authorized the repurchase of up to 5% of its outstanding common stock, which may be purchased in open market transactions or block purchases and depends on many factors, including stock price, business developments, strategies and opportunities and legal requirements.

Quarterly Financial Data The following table sets forth certain unaudited quarterly financial information:

                                                                                First      Second     Third     Fourth
Year ended October 1, 1999                                                    Quarter     Quarter   Quarter    Quarter
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                          $62,918    $64,625   $86,550    $91,951
Gross profit                                                                    12,505     13,321    18,778     20,463
Net income                                                                         764        817     2,823      3,304
Earnings per common share:
  Basic                                                                        $  0.12    $  0.13   $  0.43    $  0.50
  Diluted                                                                      $  0.11    $  0.12   $  0.39    $  0.45

Year ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                          $52,765    $52,794   $60,986    $70,198
Gross profit                                                                    10,440     10,571    12,065     14,642
Net income                                                                         418        370       869      1,976
Earnings per common share:
  Basic                                                                        $  0.07    $  0.06   $  0.13    $  0.30
  Diluted                                                                      $  0.06    $  0.05   $  0.12    $  0.28

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                            COLUMN B                COLUMN C                 COLUMN D            COLUMN E
                 --------                            --------                --------                 --------            --------
                                                                            Additions
                                                                    -----------------------------

                                                    Balance at         Charged to      Charged to                        Balance
                                                     Beginning         Costs and         Other                          at End of
                Description                           Period            Expenses        Accounts        Deductions       Period
--------------------------------------------     ------------------  -------------    ------------    --------------  -------------
Reserves and allowances deducted from
asset accounts:

Allowance for Doubtful Accounts
-------------------------------------------------------------------

Year ended October 1, 1999                             $   543,000         858,000       259,000            584,000      $ 1,076,000
                                                 ==================  =============    ==========      =============   ==============

Year ended September 30, 1998                          $ 1,032,000         497,000             0            986,000      $   543,000
                                                 ==================  =============    ==========      =============   ==============

Year ended September 30, 1997                          $   898,000         880,000             0            746,000      $ 1,032,000
                                                 ==================  =============    ==========      =============   ==============

Allowance for Inventory Obsolescence
----------------------------------------------------------------------------------

Year ended October 1, 1999                             $ 1,550,000       1,586,000       100,000          1,726,000      $ 1,510,000
                                                 ==================  =============    ==========      =============   ==============

Year ended September 30, 1998                          $ 1,934,000       1,152,000             0          1,536,000      $ 1,550,000
                                                 ==================  =============    ==========      =============   ==============

Year ended September 30, 1997                          $ 1,606,000       1,858,000             0          1,530,000      $ 1,934,000
                                                 ==================  =============    ==========      =============   ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 2000 Annual Meeting of Shareholders to be held on January 20, 2000 (the "Proxy Statement"), which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1. Financial Statements:

          Included in Part II of this report:
                                                                   Page
                                                                  Number
                                                                  ------
          Independent Auditors' Report...........................  22

          Consolidated Balance Sheets --
          October 1, 1999 and September 30, 1998.................  23

          Consolidated Statements of Income and Comprehensive
          Income -- Fiscal Years Ended October 1, 1999,
          September 30, 1998 and September 30, 1997..............  24

          Consolidated Statements of Cash Flows -
          Fiscal Years Ended October 1, 1999, September 30, 1998
          and September 30, 1997.................................  25

          Consolidated Statements of Shareholders' Equity --
          Fiscal Years Ended October 1, 1999, September 30, 1998
          and September 30, 1997.................................  26

          Notes to Consolidated Financial Statements.............  27

          2.  Financial Statement Schedule:

          Included in Part II of this report:

          II - Valuation and Qualifying Accounts.................  37

All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

          3.  Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b) Current Reports on Form 8-K:

          No reports on Form 8-K were filed during the three-month period ended October 1, 1999.

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

Dated:  December 21, 1999

                              GUEST SUPPLY, INC.



                              By  /s/ Clifford W. Stanley
                                -----------------------------
                                      Clifford W. Stanley
                                      President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  December 21, 1999        By  /s/ Clifford W. Stanley
                                   -----------------------------
                                         Clifford W. Stanley
                                         President, Principal
                                         Executive Officer and
                                         Director



Dated:  December 21, 1999        By  /s/ Thomas M. Haythe
                                   --------------------------
                                         Thomas M. Haythe
                                         Director

Dated:  December 21, 1999        By  /s/ Peter L. Richard
                                   --------------------------
                                         Peter L. Richard
                                         Director



Dated:  December 21, 1999           By  /s/ Teri E. Unsworth
                                      ------------------------
                                         Teri E. Unsworth
                                         Vice President -
                                         Market Development and
                                         Director



Dated:  December 21, 1999        By  /s/ Edward J. Walsh
                                   ------------------------
                                         Edward J. Walsh
                                         Director



Dated:  December 21, 1999        By  /s/ George S. Zabrycki
                                   -------------------------
                                         George S. Zabrycki
                                         Director



Dated:  December 21, 1999        By  /s/ Paul T. Xenis
                                   ------------------------------
                                         Paul T. Xenis
                                         Vice President -
                                         Finance and
                                         Principal Financial
                                         and Accounting Officer

                               Index to Exhibits
                               -----------------

                                                                            Page
                                                                            ----

3(a)    Amended and Restated Certificate of Incorporation of the
        Company (incorporated by reference to Exhibit 3 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1996).                                                     --

3(b)    Certificate of Amendment of the Amended and Restated
        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996).                          --

3(c)    Certificate of Amendment of the Amended and Restated
        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996).                          --

3(d)    Certificate of Amendment of the Amended and Restated
        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996).                          --

3(e) Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the
        Company, (incorporated by reference to Exhibit 3(d) to
        the Company's Annual Report on Form 10-K for the year ended
        September 30, 1993).                                                 --


3(f) Certificate of Merger of Miraflores Designs, Inc. into the Company (incorporated by reference to -Exhibit 3(e) to the Company's
        Annual Report on Form 10-K for the year ended September 30,
        1993).                                                               --

3(g)    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3(g) to the Company's Annual Report on
        Form 10-K for the year ended September 30, 1997).                    --

4(a) Article THIRD of Certificate of Incorporation of the Company (incorporated by reference to Exhibit -3(a) to Registration
        Statement on Form S-1 No. 33-7246).                                  --

4(b)    Form of Series W Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended
        September 30, 1994).                                                 --

4(c)    Form of Series A Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended
        September 30, 1994).                                                 --

4(d)    Form of Series B Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(d)
        to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1994).                                  --

4(e)    Rights Agreement dated as of July 15, 1988 between the Company and First Fidelity Bank (incorporated by reference to Exhibit 4(e)
        to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1993).                                      --

4(f)    Amendment No. 1 dated as of August 15, 1998 by and among the
        Company, First Fidelity Bank and ChaseMellon Shareholder
        Services, L.L.C. to the Rights Agreement (incorporated by
        reference to Exhibit 4.1 to the Company's Current
        Report on Form 8-K dated September 8, 1998).                          --

10(a)   1983 Stock Option Plan of the Company, as amended
        (incorporated by reference to Exhibit 10(a) to Company's Annual      --
        Report on Form 10-K for the year ended September 30, 1993).

10(b)   1993 Employee Stock Purchase Plan (incorporated by reference to
        Exhibit 4.4 to Registration Statement on Form S-8 No. 33-63352).     --

10(c)   1993 Stock Option Plan of the Company (incorporated by
        reference to Exhibit 4.1 to Registration Statement on
        Form S-8 No. 33-63352).                                              --

10(d)   Lease dated February 28, 1985 between the Company and The
        Benenson Capital Company (incorporated by reference to Exhibit
        10(l) to Registration Statement on Form S-1 No. 2-98274).            --

10(e)   Lease dated October 28, 1985 between the Company and Shore
        Point Distributors (incorporated by reference to Exhibit 10(y) to
        Registration Statement on Form S-1 No. 33-7246).                     --

10(f)   Guest Supply, Inc. 401(k) Plan & Trust (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K
        for the year ended September 30, 1996).                              --

10(g)   Guest Supply, Inc. 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on
        Form 10-K for the year ended September 30, 1996).                    --

10(h)   Lease dated March 16, 1995 between the Company and The
        Morris Company (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1995).                                                     --

10(i)   Employment Agreement dated as of August 6, 1998 between the
        Company and Clifford W. Stanley (incorporated by reference to
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(j)   Employment Agreement dated as of August 6, 1998 between the
        Company and Teri E. Unsworth (incorporated by reference to
        Exhibit 10(j) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --


10(k)   Employment Agreement dated as of August 6, 1998 between the
        Company and Paul T. Xenis (incorporated by reference to Exhibit
        10(k) to the Company's Annual Report on Form 10-K for the year
        ended September 30, 1997).                                           --

10(l)   Employment Agreement dated as of August 6, 1998 between the
        Company and R. Eugene Biber (incorporated by reference to Exhibit
        10(l) to the Company's Annual Report on Form 10-K for the year
        ended September 30, 1997).                                           --

10(m)   General Counsel Agreement dated as of August 6, 1998 between the Company and Thomas M. Haythe (incorporated by reference to
        Exhibit 10(m) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(n)   Revolving Credit Agreement by and among the Company, Guest
        Packaging, Inc., Breckenridge-Remy Co., and Guest Distribution Services, Inc., all as the Borrower, PNC Bank, National
        Association, First Union National Bank, both as Lenders and PNC
        Bank, National Association, as agent, dated as of December 3, 1998 (incorporated by reference to Exhibit 10(n)to the Company's
        Annual Report on Form 10-K for the year ended September 30,
        1997).                                                               --

10(o)   Revolving Credit Note dated December 3, 1998 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc., as joint and several obligors to First Union National Bank (incorporated by reference to Exhibit
        10(o) to the Company's Annual Report on Form 10-K for the year
        ended September 30, 1997).                                           --

10(p)   Revolving Credit Note dated December 3, 1998 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc., as joint and several obligors to
        PNC Bank, National Association (incorporated by reference to
        Exhibit 10(p) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(q) Form of Note Purchase Agreement dated as of December 3, 1998 by and among the Company, Breckenridge-Remy Co., Guest
        Distribution Services, Inc., Guest Packaging, Inc. and each of The Mutual Life Insurance Company of New York, AUSA Life
        Insurance Company, Inc., Great-West Life & Annuity Insurance
        Company and Nationwide Life and Annuity Insurance Company
        (incorporated by reference to Exhibit 10(q) to the Company's
        Annual Report on Form 10-K for the year ended September 30,
        1997).                                                               --

10(r)   7.06% Series A Senior Note due November 15, 2009 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc. for the benefit of the Mutual
        Life Insurance Company of New York (incorporated by reference to
        Exhibit 10(r) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(s)   7.06% Series A Senior Note due November 15, 2009 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc. for the benefit of AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit
        10(s) to the Company's Annual Report on Form 10-K for the year
        ended September 30, 1997).                                           --


10(t)   6.95% Series B Senior Note due November 15, 2007 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc. for the benefit of Great-West Life
        & Annuity Insurance Company (incorporated by reference to
        Exhibit 10(t) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(u)   6.70% Series C Senior Note due November 15, 2003 made by the
        Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
        Guest Distribution Services, Inc. for the benefit of Nationwide Life and Annuity Insurance Company. (incorporated by reference to
        Exhibit 10(u) to the Company's Annual Report on Form 10-K for
        the year ended September 30, 1997).                                  --

10(v)   Stockholders Agreement dated as of December 3, 1997 by and among the Company, Barry Igdaloff and the other parties thereto (incorporated by reference to Exhibit 10 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        December 31, 1997).                                                  --

10(w)   Stock Purchase Agreement dated as of April 23, 1999 by and among the Company, Breckenridge-Remy Co., Madhukar Kapadia and Naina Kapadia, as Trustees of the Kapadia Family Trust,
        Kapadia Enterprises, Inc., MacDonald Contract Sales, Inc.,
        Madhukar Kapadia and Naina Kapadia (incorporated by reference to Exhibit 10 (w) to the Company's Current Report on Form 8-K
        filed on May 10, 1999).  Pursuant to Regulation S-K Item
        601(b)(2), the Company agrees to furnish a copy of the Schedules     --
        to such Agreement to the Commission upon request.

10(x)   5.18% Convertible Subordinated Promissory Note due April 23,
        2004 in the principal amount of $5,000,000 by the Company in favor of Madhukar Kapadia and Naina Kapadia, as Trustees of the
        Kapadia Family Trust (incorporated by reference to Exhibit 10 (x)
        to the Company's Current Report on Form 8-K filed on May 10,         --
        1999).

10(y) Employment Agreement dated as of April 23, 1999 by and between the Company and Madhukar Kapadia (incorporated by reference to Exhibit 10 (y) to the Company's Current Report on Form 8-K filed on May 10, 1999).

10(z)   Amended and Restated Revolving Credit Agreement dated as of
        April 21, 1999 by and among the Company, Guest Packaging, Inc., Breckenridge-Remy Co., Guest Distribution Services, Inc.,
        Kapadia Enterprises, Inc., PNC Bank, National Association, as
        Agent and as Lender, First Union National Bank, as Lender,and
        Fleet Bank, N.A., as Lender (incorporated by reference to Exhibit
        10 (z) to the Company's Current Report on Form 8-K filed on          --
        May 10, 1999).

10(aa)  Form of Security Agreement dated as of April 21, 1999 executed by the Company and each of its subsidiaries in favor of PNC Bank, National Association, as Agent (incorporated by reference to
        Exhibit 10 (aa) to the Company's Current Report on Form 8-K          --
        filed on May 10, 1999).

10(bb) Amendment No. 1 to Note Purchase Agreements dated as of April 21, 1999 by and among the Company, Guest Packaging, Inc., Breckenridge-Remy Co., Guest Distribution Services, Inc., Kapadia Enterprises, Inc., MONY Life Insurance Company,
        AUSA Life Insurance Company, Inc., Great-West Life and

        Annuity Insurance Company and Nationwide Life and Annuity
        Insurance Company (incorporated by reference to Exhibit 10 (bb)
        to the Company's Current Report on Form 8-K filed on May 10,         --
        1999).

21      Subsidiaries of the Registrant                                       50

23      Consent of KPMG LLP                                                  51

24      Power of Attorney (see "Power of Attorney" in Form 10-K)             --

27      Financial Data Schedule                                              52

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.