Form 10-Q
period 1999-12-31
GUEST SUPPLY INC
filed 2000-02-14
CIK 722642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1999

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
   ACT OF 1934

   For the transition period from _____________ to ______________ Commission file number 1-11955


================================================================================

                               GUEST SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

State of New Jersey                                                   22-2320483
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (Identification
                                                                      number)

4301 U.S. Highway One, Monmouth Junction, New Jersey                  08852-0902
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days X Yes     No
                                 ---    ---

The number of shares of common stock, without par value, outstanding as of December 31, 1999 was 6,304,660 shares.

                                                                          Part 1
                                             Guest Supply, Inc. and Subsidiaries
                                           Consolidated Condensed Balance Sheets
================================================================================
                                                            Dollars in Thousands
                                                             except stated value



                                                           December 31 1999      October 1, 1999
                                                           -----------------     ---------------
Assets                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                   $   5,626           $   2,200
  Accounts receivable, net                                       41,271              43,471
  Inventories:
    Raw materials                                                 7,713               7,126
    Finished goods                                               46,666              46,811
  Deferred income taxes                                           1,839               1,626
  Prepaid expenses and other current assets                       2,829               2,228
-------------------------------------------------------------------------------------------
Total current assets                                            105,944           $ 103,462

  Property and equipment, net                                    33,763              33,593
  Other assets                                                    2,750               2,387
  Excess of cost over net assets acquired                        21,501              21,815
-------------------------------------------------------------------------------------------
                                                              $ 163,958           $ 161,257
===========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                       $  48,817           $  50,111
  Current maturities of long-term debt                            1,299               1,111
-------------------------------------------------------------------------------------------
Total current liabilities                                     $  50,116           $  51,222
===========================================================================================

  Long-term debt                                                 45,545              39,789
  Note payable to related party                                   5,000               5,000
  Deferred income taxes                                           5,673               5,779
-------------------------------------------------------------------------------------------
Total long-term liabilities                                      56,218              50,568
===========================================================================================
Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value; authorized
    1,000,000 shares, outstanding none
  Common stock - without par value; stated value
    $0.10; authorized 20,000,000 shares, issued 6,671,638
    shares at December 31, 1999 and at October 1, 1999              594                 594
  Additional paid-in capital                                     39,247              39,247
  Retained earnings                                              22,381              20,559
  Treasury stock - 366,978 shares at December 31, 1999
  and 95,178 shares at October 1, 1999, at cost                  (4,738)             (1,091)
  Accumulated other comprehensive income                            140                 158
-------------------------------------------------------------------------------------------
Total shareholders' equity                                       57,624              59,467
-------------------------------------------------------------------------------------------
                                                              $ 163,958           $ 161,257
===========================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             Guest Supply, Inc. and Subsidiaries
                                     Consolidated Condensed Statements of Income
                                                        and Comprehensive Income
================================================================================
                                                                    In Thousands
                                                        except per share amounts
                                                                     (Unaudited)




                                                           Thirteen Weeks           Fourteen Weeks
                                                               Ended                    Ended
                                                         December 31, 1999         January 1, 1999
                                                        -------------------       ----------------

Sales                                                         $ 80,091                 $ 62,918
Cost of sales                                                   62,618                   50,413
--------------------------------------------------------------------------------------------------
Gross profit                                                    17,473                   12,505

Selling, general and administrative expenses                    13,527                   10,696
--------------------------------------------------------------------------------------------------
Operating income                                                 3,946                    1,809

Interest and other income                                            7                        6
Interest expense                                                   874                      502
--------------------------------------------------------------------------------------------------
Income before income taxes                                       3,079                    1,313

Income tax expense                                               1,257                      549
--------------------------------------------------------------------------------------------------
Net Income                                                    $  1,822                 $    764
==================================================================================================
Earnings per common share:
  Basic                                                       $   0.28                 $   0.12
==================================================================================================
  Diluted                                                     $   0.26                 $   0.11
==================================================================================================

Comprehensive income:
  Net income                                                  $ 1,822                  $    764
  Other comprehensive (loss) income - foreign
  currency translation adjustment                                 (18)                      103
--------------------------------------------------------------------------------------------------
Comprehensive income                                          $ 1,804                  $    867
==================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             Guest Supply, Inc. and Subsidiaries
                                 Consolidated Condensed Statements of Cash Flows
================================================================================
                                                                    In Thousands
                                                                     (Unaudited)

                                                                    Thirteen Weeks        Fourteen Weeks
                                                                        Ended                 Ended
                                                                   December 31, 1999     January 1, 1999
                                                                 -----------------       ----------------

Cash flows from operating activities:
Net income                                                               $ 1,822               $ 764
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          1,466               1,194
    Provision for losses on accounts receivable                              169                 136
    Deferred income tax (benefit) expense                                   (319)                 39
Changes in assets and liabilities:
  Decrease in accounts receivable                                          2,031               5,120
  Increase in inventories                                                   (442)             (3,809)
  (Increase) decrease in prepaid expenses
     and other current assets                                               (310)                534
  Decrease (increase) in other assets                                         21              (1,139)
  Decrease in accounts payable and accrued expenses                       (1,294)             (3,249)
-----------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                    3,144                (410)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                    (1,322)               (956)
  (Increase) decrease in other assets                                       (675)                137
-----------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                 (1,997)               (819)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving credit agreement                                24,766              19,469
  Repayment on revolving credit agreement                                (18,267)            (16,395)
  Repayment of long-term debt                                               (555)                 -
  Proceeds from issuance of common stock                                      -                   13
  Purchase of treasury stock                                              (3,647)             (2,581)
-----------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                              2,297                 506
  Foreign currency translation adjustments                                   (18)                103
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       3,426                (620)
Cash and cash equivalents at beginning of period                           2,200               2,558
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 5,626             $ 1,938
=====================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in thousands
                                                        except per share amounts

Note 1:  Basis of Presentation

  The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 1, 1999 included in the Company's annual report on Form 10-K. Effective October 1, 1998, the Company adopted a fifty-two or fifty-three week fiscal year changing the year-end date from September 30 to the Friday closest to October 1. Interim results are not necessarily indicative of the results that may be expected for the full year. Certain October 1, 1999 amounts have been reclassified to conform to the December 31, 1999 presentation.


Note 2:  Earnings Per Common Share

Earnings per share is calculated as follows:



                                                       Thirteen weeks                  Fourteen weeks
                                                           ended                          ended
                                                      December 31, 1999               January 1, 1999
=====================================================================================================

Basic EPS:
Net Income                                               $    1,822                     $      764
==================================================================================================
Weighted average common shares outstanding                6,418,000                      6,381,000
==================================================================================================
Basic EPS                                                $     0.28                     $     0.12
==================================================================================================
Diluted EPS:
Net income                                               $    1,822                     $      764
Effects of convertible promissory note                           40                           --
--------------------------------------------------------------------------------------------------
Adjusted net income                                      $    1,862                     $      764
==================================================================================================
Weighted average common shares outstanding                6,418,000                      6,381,000
Effects of dilutive stock options and warrants              487,000                        443,000
Effects of convertible promissory note                      377,000                           --
--------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
   assuming dilution                                      7,282,000                      6,824,000
==================================================================================================
Diluted EPS                                              $     0.26                     $     0.11
==================================================================================================

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued

Note 3: Business Segments

  The Company has two reportable segments (Lodging Supply and Manufacturing). The Lodging Supply segment includes sales to hotel customers of cleaning chemicals, room accessories, paper products, personal care amenities, linens, appliances, fixtures, and miscellaneous housekeeping supplies. The Manufacturing segment includes sales to retailers, consumer products companies and intercompany sales of personal care amenities. The reportable segments are strategic businesses that offer different products and services and accordingly are managed separately. The accounting policies of the segments are the same of those described in the summary of significant accounting policies in the annual report. Intersegment sales are accounted for at prices that approximate arms length transactions, and have generally been at or below cost. Sales by geographic area are determined based on the location of the Company's operations. The Company evaluates performance based on operating income (loss) of the respective business segment.

Summarized segment information are as follows:


                                                 Lodging Supply          Manufacturing           Total Segment
=============================================================================================================

Thirteen weeks ended December 31, 1999
Sales to external customers                       $ 73,514                 $ 6,577                 $ 80,091
Intersegment sales                                      -                    2,972                    2,972
-------------------------------------------------------------------------------------------------------------
Total sales                                         73,514                   9,549                   83,063
Operating income                                     3,791                     155                    3,946

Fourteen weeks ended January 1, 1999
Sales to external customers                       $ 54,958                 $ 7,960                 $ 62,918
Intersegment sales                                      -                    2,664                    2,664
-------------------------------------------------------------------------------------------------------------
Total sales                                         54,958                  10,624                   65,582
Operating income (loss)                              2,490                    (681)                   1,809
-------------------------------------------------------------------------------------------------------------

Note 4:  Acquisition

  On April 23, 1999, the Company acquired all of the outstanding shares of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. (collectively "Nasco"), a distributor of textile products to the lodging industry for approximately $24,493 including transaction costs of $738. Total consideration paid included cash of $17,755, a convertible promissory note of $5,000, issuance of 45,198 shares of common stock valued at $500 and other liabilities assumed of $500. The acquisition was funded principally through borrowings under the Company's revolving credit agreement. The acquisition has been accounted for under the purchase method of accounting.

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued


Note 5:  Long-Term Debt

  At December 31, 1999, and October 1, 1999, the Company's long-term debt consisted of the following:



                                            December 31, 1999    October 1, 1999
--------------------------------------------------------------------------------

Revolving credit agreement                        $22,399           $15,900
Senior notes                                       24,445            25,000
--------------------------------------------------------------------------------
                                                  $46,844           $40,900
================================================================================

Note 6:  Subsequent Event

  On January 18, 2000, the Company entered into an agreement with, and purchased common stock in GoCo-op, Inc. for $1,250. Under the terms of the agreement, GoCo-op will provide the Company with an Internet based procurement system, which will be trademarked and operated as guestsupply.com. GoCo-op, Inc. is a leader in the development and hosting of business-to-business e-commerce sites.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                                            Dollars in Thousands

Thirteen weeks ended December 31, 1999 vs. Fourteen Weeks ended January 1, 1999
-------------------------------------------------------------------------------

  Sales for the thirteen weeks ended December 31, 1999 increased by 27.3% or $17,173 to $80,091 from $62,918 for the fourteen weeks ended January 1, 1999. Revenues from lodging supply segment customers increased $18,556 or 33.8% to $73,514. Excluding the impact of the Nasco acquisition and the extra week during last year, sales rose 18.0% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople in expanded geographic territories.
  Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.
  Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.
  Sales to manufacturing segment customers were $6,577 in fiscal 2000 compared to $7,960 in fiscal 1999. The decrease of $1,383 or 17.4% was primarily due to decreased sales to an existing customer.
  Gross profit for the thirteen weeks ended December 31, 1999 was $17,473 or 21.8% of sales compared to $12,505 or 19.9% for the fourteen weeks ended January 1, 1999. The increase in gross profit as a percentage of sales was primarily due to improved manufacturing efficiencies in the manufacturing segment. This increase was offset by a decrease in gross profit percent in lodging supply as a result of an increase in textile sales, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels. Excluding the effects of the acquisition, margins in lodging supply increased over the prior year.
  Selling, general and administrative expenses were $13,527 or 16.9% of sales for the thirteen weeks ended December 31, 1999 compared to $10,696 or 17.0% for the comparable prior year period. The increase of $2,831 was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.
  Operating income increased $2,137 or 118.1% to $3,946 for the thirteen weeks ended December 31, 1999 from $1,809 last year. Operating income in the lodging supply segment increased 52.2% to $3,791 in fiscal 2000 compared with $2,490 in fiscal 1999 due principally to higher sales volume and reduced incremental general and administrative costs, offset by lower gross margins. The manufacturing segment generated operating income of $155 for the thirteen weeks ended December 31, 1999, an increase of $836 from the $681 operating loss during the fourteen weeks ended January 1, 1999 due principally to improved manufacturing efficiencies.
  Net interest expense was $867 for the thirteen weeks ended December 31, 1999 compared to $496 for the fourteen weeks ended January 1, 1999. The increase was the result of an increase in borrowings to finance the acquisition of Nasco.
  The effective tax rate decreased to 40.8% in fiscal 2000 from 41.8% in fiscal 1999. In fiscal 1999, the Company had a higher tax rate due to an increase in its valuation reserve related to deferred tax assets and an increase in state taxes.
  Overall, net income for fiscal 2000 increased 138.5% to $1,822 or $0.26 per diluted share compared to $764 or $0.11 per diluted share in fiscal 1999.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                                            Dollars in Thousands

Liquidity and Capital Resources
-------------------------------
  The Company had $55,828 of working capital at December 31, 1999 compared to $52,240 at October 1, 1999. The increase of $3,588 is primarily the result of an increase in net cash from operations.
  Net cash flows from operating activities increased to $3,144 for the fiscal thirteen weeks ended December 31, 1999, compared with net cash used in operating activities of $410 for the fourteen weeks ended January 1, 1999. The increase was primarily due to higher net earnings and higher levels of depreciation and amortization offset by changes in working capital items during the thirteen weeks ended December 31, 1999.
  Net cash flows used for investing activities totaled $1,997, compared with $819 in 1999. Capital expenditures for the thirteen weeks ended December 31, 1999 were $1,322 versus $956 in 1999. In 2000, capital expenditures for the lodging supply and manufacturing segments amounted to $484 and $838, respectively. Capital expenditures in fiscal 2000 of approximately $4,500 are expected.
  Net cash flows provided by financing activities totaled $2,297 compared with $506 in 1999. Borrowings during the thirteen weeks ended December 31, 1999 increased primarily due to capital expenditures and other long-term investments of $1,997 and the purchase of $3,647 of treasury stock under the Company's stock repurchase program.
  The Company believes that the amount available under the revolving credit agreement together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

Recently Issued Accounting Standards
------------------------------------
  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. As originally issued, SFAS 133 would have been effective for the Company beginning September 30, 2000. However, in July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS 133 by one year. SFAS 133 will now become effective for the Company beginning September 29, 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.

Year 2000
---------
  The Company did not experience any significant year 2000 system failures or miscalculations from either internal or external sources. Total remediation costs incurred to date by the Company have not exceeded $250.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                                            Dollars in Thousands

Other
-----
  At December 31, 1999, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $22,399 in variable rate borrowings outstanding under the revolver. The Company has entered into an interest rate collar agreement with a notional amount of $11,000. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7% or would pay the interest difference if the three-month LIBOR rate falls below 4.75%.
  Assuming that a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $224 per year. Included in long-term debt is also $24,445 of fixed rate debt, which is not subject to interest rate risk.

Cautionary Statement
--------------------
  This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss or decline in sales to a major customer, failure to secure new business, unforeseen inefficiencies at the Company's manufacturing facility and difficulties in implementing its e-commerce initiative. Accordingly, there can be no assurances that any anticipated future results will be achieved.

                                             Guest Supply, Inc. And Subsidiaries
                                                     Part II - Other Information
================================================================================

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held January 20, 2000:



Description of Matter

                                                                      Authority
                                            Votes Cast For            Withheld
                                            --------------            --------
1.    Election of Class B Directors           5,391,672                462,811
        Thomas M. Haythe
        George S. Zabrycki




                                                 For      Against      Abstained
                                                 ---      -------      ---------
2.    Ratification of appointment of          5,815,113    9,700        29,670
      KPMG LLP as independent auditors
      for fiscal 2000.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
================================================================================

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits

     No. 27 Financial Data Schedule



b)   Reports on Form 8-K

     None

                                                                      SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GUEST SUPPLY, INC.


Dated: February 14, 2000                 By:   /s/ Clifford W. Stanley
       -----------------                     ---------------------------
                                             Clifford W. Stanley
                                             President & Chief Executive Officer




Dated: February 14, 2000                 By:   /s/ Paul T. Xenis
       -----------------                     ---------------------------
                                             Paul T. Xenis
                                             Vice President, Finance