Form 10-Q
period 2000-03-31
GUEST SUPPLY INC
filed 2000-05-15
CIK 722642

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________
Commission file number 1-11955


================================================================================


                              GUEST SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

State of New Jersey                                       22-2320483
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (Identification number)
            or organization)

4301 U.S. Highway One, Monmouth Junction, New Jersey     08852-0902
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

The number of shares of common stock, without par value, outstanding as of March 31, 2000 was 6,580,251 shares.

                                                                          Part 1
Guest Supply Inc.                            Guest Supply, Inc. and Subsidiaries
                                           Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                             except stated value

                                               March 31, 2000    October 1, 1999
                                               ----------------  ---------------
Assets                                            (unaudited)
Current assets:
  Cash and cash equivalents                           $  2,484        $   2,200
  Accounts receivable, net                              47,357           43,471
  Inventories:
    Raw materials                                        6,538            7,126
    Finished goods                                      45,105           46,811
  Deferred income taxes                                  1,731            1,626
  Prepaid expenses and other current assets              3,827            2,228
-------------------------------------------------------------------------------
Total current assets                                   107,042          103,462
  Property and equipment, net                           33,744           33,593
  Other assets                                           3,790            2,387
  Excess of cost over net assets acquired, net          21,187           21,815
-------------------------------------------------------------------------------
                                                     $ 165,763        $ 161,257
===============================================================================

Liabilities and Shareholders' Equity
Current liabilities

  Accounts payable and accrued expenses              $  45,690        $  50,111
  Current maturities of long-term debt                   1,299            1,111
-------------------------------------------------------------------------------
Total current liabilities                               46,989           51,222
===============================================================================
  Long-term debt                                        46,972           39,789
  Note payable to related party                          5,000            5,000
  Deferred income taxes                                  5,839            5,779
-------------------------------------------------------------------------------
Total long-term liabilities                             57,811           50,568
===============================================================================

Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value; authorized
    1,000,000 shares, outstanding none
  Common stock - without par value; stated value
    $0.10; authorized 20,000,000 shares, issued
     6,671,638 shares                                      594              594
  Additional paid-in capital                            40,425           39,247
  Retained earnings                                     21,175           20,559
  Treasury stock - 91,387 shares at March 31, 2000
   and 95,178 shares at October 1, 1999, at cost        (1,315)          (1,091)
  Accumulated other comprehensive income                    84              158
-------------------------------------------------------------------------------
Total shareholders' equity                              60,963           59,467
-------------------------------------------------------------------------------
                                                     $ 165,763        $ 161,257
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             Guest Supply, Inc. and Subsidiaries
                                     Consolidated Condensed Statements of Income
                                                        and Comprehensive Income
================================================================================
                                                           Dollars  in Thousands
                                                        except per share amounts
                                                                     (Unaudited)

                                             26 Weeks          27 Weeks           13 Weeks           13 Weeks
                                              Ended              Ended             Ended              Ended
                                          Mar. 31, 2000      April 2, 1999     Mar. 31, 2000      April 2, 1999
                                        -----------------------------------------------------------------------
Sales                                       $162,778            $ 127,543          $ 82,687          $ 64,625
Cost of sales                                127,534              101,717            64,916            51,304
---------------------------------------------------------------------------------------------------------------
Gross profit                                  35,244               25,826            17,771            13,321

Selling, general and administrative
   expenses                                   27,955               22,032            14,428            11,336
---------------------------------------------------------------------------------------------------------------
Operating income                               7,289                3,794             3,343             1,985

Interest and other income                         16                   13                 9                 7
Interest expense                               1,841                1,051               967               549
---------------------------------------------------------------------------------------------------------------
Income before income taxes                     5,464                2,756             2,385             1,443

Income tax expense                             2,162                1,175               905               626
---------------------------------------------------------------------------------------------------------------
Net income                                  $  3,302              $ 1,581           $ 1,480            $  817
===============================================================================================================

Earnings per common share:
  Basic                                     $   0.51              $  0.25           $  0.23            $ 0.13
===============================================================================================================
  Diluted                                   $   0.46              $  0.23           $  0.21            $ 0.12
===============================================================================================================

Comprehensive income:
  Net income                                $  3,302              $ 1,581           $ 1,480            $  817
  Other comprehensive income - foreign
     currency translation adjustment             (74)                 170              (56)                67
---------------------------------------------------------------------------------------------------------------
Comprehensive income                        $  3,228              $ 1,751           $ 1,424            $  884
===============================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             Guest Supply, Inc. and Subsidiaries
                                 Consolidated Condensed Statements of Cash Flows
================================================================================
                                                            Dollars in Thousands
                                                                     (Unaudited)

                                                                      26 Weeks                  27 Weeks
                                                                       Ended                     Ended
                                                                   March 31, 2000            April 2, 1999
                                                              -------------------------  ------------------------
Cash flows from operating activities:
Net income                                                                   $  3,302                  $  1,581
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                               2,933                     2,366
    Provision for losses on accounts receivable                                   334                       281
    Deferred income taxes                                                         (45)                       81
Changes in assets and liabilities:
  Increase in accounts receivable                                              (4,220)                   (1,909)
  Decrease (increase) in inventories                                            2,294                      (286)
 (Increase) decrease in prepaid expenses
    and other current assets                                                     (130)                      655
  Decrease (increase) in other assets                                              32                    (1,098)
  Decrease in accounts payable and accrued expenses                            (4,421)                     (601)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                      79                     1,070
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                         (2,456)                   (1,769)
  (Increase) decrease in other assets                                          (1,726)                       68
-----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                      (4,182)                   (1,701)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving credit agreement                                     45,582                    34,574
  Repayment on revolving credit agreement                                     (37,656)                  (31,700)
  Repayment of long-term debt                                                    (555)                        -
  Proceeds from the exercise of stock options and warrants                        916                       454
  Purchase of treasury stock                                                   (3,826)                   (2,582)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                   4,461                       746
  Foreign currency translation adjustments                                        (74)                      170
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         284                       285
Cash and cash equivalents at beginning of period                                2,200                     2,558
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  2,484                  $  2,843
=================================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply Inc.
                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                        except per share amounts

Note 1:  Basis of Presentation

  The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included.
  It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 1, 1999 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2:  Earnings Per Common Share

Earnings per share is calculated as follows:

                                             26 Weeks           27 Weeks            13 Weeks           13 Weeks
                                              Ended               Ended              Ended              Ended
                                          Mar. 31, 2000       April 2, 1999      Mar. 31, 2000      April 2, 1999
---------------------------------------------------------------------------------------------------------------------
Basic EPS:
Net income                                    $      3,302       $       1,581      $       1,480      $         817
=====================================================================================================================
Weighted average common shares
   outstanding                                   6,482,000           6,380,000          6,546,000          6,378,000
=====================================================================================================================
Basic EPS                                     $       0.51       $        0.25      $        0.23      $        0.13
=====================================================================================================================

Diluted EPS:
Net income                                    $      3,302       $       1,581      $       1,480      $         817
Effects of convertible promissory
   note                                                 79                   -                 40                  -
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                           $      3,381       $       1,581      $       1,520      $         817
=====================================================================================================================

Weighted average common shares
   outstanding                                   6,482,000           6,380,000          6,546,000          6,378,000
Effects of dulutive stock options
   and warrants                                    457,000             427,000            427,000            410,000
Effects of convertible promissory
   note                                            377,000                   -            377,000                  -
---------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding assuming dilution                 7,316,000           6,807,000          7,350,000          6,788,000
=====================================================================================================================
Diluted EPS                                   $       0.46       $        0.23      $        0.21      $        0.12
=====================================================================================================================

Guest Supply Inc.
                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued

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

Summarized segment information is as follows:

                                                     Lodging Supply        Manufacturing       Total Segments
==============================================================================================================
26 Weeks Ended March 31, 2000
Sales to external customers                             $   151,042           $   11,736          $   162,778
Intersegment sales                                                -                5,643                5,643
--------------------------------------------------------------------------------------------------------------
Total sales                                                 151,042               17,379              168,421
Operating income (loss)                                       7,916                 (627)               7,289

27 Weeks Ended April 2, 1999
Sales to external customers                             $   114,310           $   13,233          $   127,543
Intersegment sales                                                -                5,603                5,603
--------------------------------------------------------------------------------------------------------------
Total sales                                                 114,310               18,836              133,146
Operating income (loss)                                       5,276               (1,482)               3,794

13 Weeks Ended March 31, 2000
Sales to external customers                             $    77,528           $    5,159          $    82,687
Intersegment sales                                                -                2,671                2,671
--------------------------------------------------------------------------------------------------------------
Total sales                                                  77,528                7,830               85,358
Operating income (loss)                                       4,125                 (782)               3,343

13 Weeks Ended April 2, 1999
Sales to external customers                             $    59,352           $    5,273          $    64,625
Intersegment sales                                                -                2,939                2,939
--------------------------------------------------------------------------------------------------------------
Total sales                                                  59,352                8,212               67,564
Operating income (loss)                                       2,786                 (801)               1,985

                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued

Note 4:  Acquisition

  On April 23, 1999, the Company acquired all of the outstanding shares of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. (Collectively "Nasco"), a distributor of textile products to the lodging industry for approximately $24,493 including transaction costs of $738. Total consideration paid included cash of $17,755, a convertible promissory note of $5,000, issuance of 45,198 shares of common stock valued at $500 and other liabilities assumed of $500. The acquisition was funded principally through borrowings under the Company"s revolving credit agreement. The acquisition has been accounted for as a purchase and the results of Nasco"s operations have been included in the consolidated financial statements since the date of acquisition.

Note 5:  Long-Term Debt

  At March 31, 2000 and October 1, 1999, the Company's long-term debt consisted of the following:

-----------------------------------------------------------------------------
                                     March 31, 2000        October 1, 1999
-----------------------------------------------------------------------------
Revolving credit agreement             $ 23,826                $ 15,900
Senior notes                             24,445                  25,000
-----------------------------------------------------------------------------
                                       $ 48,271                $ 40,900
=============================================================================


Note 6:  Other

  On January 14, 2000, concurrent with the execution of a service agreement to provide e-procurement services, the Company purchased 93,633 shares of common stock in GoCo-op, Inc., and was issued a warrant to purchase $500 of common stock, subject to certain conditions, at a price to be determined by the per share offering price of GoCo-op's common stock which may be sold, in an initial public offering, for $1,250 in cash. Under the terms of the agreement, GoCo-op will provide the Company with an Internet based procurement system, which will be trademarked and operated as guestsupply.com.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands


Twenty-six weeks ended March 31, 2000 vs. Twenty-seven Weeks ended April 2, 1999
--------------------------------------------------------------------------------
  Sales for the twenty-six weeks ended March 31, 2000 increased by 27.6% or $35,235 to $162,778 from $127,543 for the twenty-seven weeks ended April 2, 1999. Revenues from lodging supply segment customers increased $36,732 or 32.1% to $151,042. Excluding the impact of the Nasco acquisition, and the extra week during last year, sales rose 13.5% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established.
  Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.
  Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.
  Sales to manufacturing segment customers were $11,736 for the twenty-six weeks ended March 31, 2000 compared to $13,233 for the twenty-seven weeks ended April 2, 1999. The decrease of $1,497 or 11.3% was primarily due to a non-recurring sales program for a contract customer.
  Gross profit for the twenty-six weeks ended March 31, 2000 was $35,244 or 21.7% of sales compared to $25,826 or 20.2% for the twenty-seven weeks ended April 2, 1999. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements in the manufacturing segment and a favorable sales mix in the lodging segment. This increase was partially offset by a decrease in gross profit percent in lodging textile sales, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels.
  Selling, general and administrative expenses were $27,955 or 17.2% of sales for the twenty-six weeks ended March 31, 2000 compared to $22,032 or 17.3% for the twenty-seven weeks ended April 2, 1999. The increase of $5,923 was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.
  Operating income increased $3,495 or 92.1% to $7,289 for the twenty-six weeks ended March 31, 2000. Operating income in the lodging supply segment increased 50.0% to $7,916 in 2000 compared with $5,276 in 1999 due principally to higher sales volume and reduced incremental selling, general and administrative costs. The operating loss in manufacturing was reduced by $855 to a loss of $ 627 in 2000 from a loss of $1,482 in 1999 due principally to improved manufacturing efficiencies.
   Net interest expense was $1,825 for the twenty-six weeks ended March 31, 2000 compared to $1,038 for the twenty-seven weeks ended April 2, 1999. The increase was the result of an increase in borrowings to finance the acquisition of Nasco.
  The effective tax rate decreased to 39.6% in fiscal 2000 from 42.6% in fiscal 1999. In fiscal 1999 the Company had a higher tax rate due to an increase in its valuation reserve related to deferred tax assets and an increase in state income taxes.
  Overall, net income for fiscal 2000 increased 108.9% to $3,302 or $.46 per diluted share compared to $1,581 or $0.23 per diluted share in 1999.

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

Thirteen weeks ended March 31, 2000 vs. Thirteen Weeks ended April 2, 1999
--------------------------------------------------------------------------
  Sales for the thirteen weeks ended March 31, 2000 increased by 28.0% or $18,062 to $82,687 from $64,625 for the thirteen weeks ended April 2, 1999. Revenues from lodging supply segment customers increased $18,176 or 30.6% to $77,528. Excluding the impact of the Nasco acquisition, sales rose 9.6% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 1999. The Company believes the reduced rate of revenue growth in the second fiscal quarter was in part caused by hotels over purchasing in the first quarter. The hotels brought in additional supplies in anticipation of Y2K related delivery problems and increased occupancies for millennium celebrations. When occupancy rates did not increase in January, and in many instances declined, hotels curtailed supply purchases while using their excess inventory.
 Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.
  Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.
  Sales to manufacturing segment customers were $5,159 in fiscal 2000 compared to $5,273 in fiscal 1999. The slight decrease of $114 or 2.2% was primarily due to a non-recurring national sales program for a customer in the prior year.
  Gross profit for the thirteen weeks ended March 31, 2000 was $17,771 or 21.5% of sales compared to $13,321 or 20.6% for the thirteen weeks ended April 2, 1999. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements in the manufacturing segment. Gross profit percent in lodging supply increased slightly as a result of a favorable sales mix offset by the effects of the Nasco acquisition, which have a lower margin than other product categories sold to hotels.
  Selling, general and administrative expenses were $14,428 or 17.4% of sales for the thirteen weeks ended March 31, 2000 compared to $11,336 or 17.5% for the comparable prior year period. The increase of $3,092 was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.
  Operating income increased $1,358 or 68.4% to $3,343 for the thirteen weeks ended March 31, 2000 from $1,985 last year. Operating income in the lodging supply segment increased 48.1% to $4,125 in fiscal 2000 compared with $2,786 in fiscal 1999 due principally to higher sales volume and reduced incremental selling, general and administrative costs and a slightly improved gross margin. The manufacturing segment generated operating losses of $782 for the thirteen weeks ended March 31, 2000, a decrease of $19 from the $801 operating loss generated during the thirteen weeks ended April 2, 1999 due principally to improved manufacturing efficiencies.
  Net interest expense was $958 for the thirteen weeks ended March 31, 2000 compared to $542 for the thirteen weeks ended April 2, 1999. The increase was due to an increase in borrowings to finance the acquisition of Nasco.
  The effective tax rate decreased to 37.9% in fiscal 2000 from 43.4% in fiscal 1999. In fiscal 1999, the Company had a higher tax rate due to an increase in its valuation reserve related to deferred tax assets and an increase in state taxes.
  Overall, net income for fiscal 2000 increased 81.2% to $1,480 or $.21 per diluted share compared to $817 or $0.12 per diluted share in fiscal 1999.

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

Liquidity and Capital Resources
-------------------------------
  The Company had $60,053 of working capital at March 31, 2000 compared to $52,240 at October 1, 1999. The increase of $7,813 is primarily due to an increase in accounts receivable and a reduction in accounts payable and accrued expenses and was funded from operations.
  Net cash flows from operating activities decreased to $79 for the twenty-six weeks ended March 31, 2000, compared with net cash provided by operating activities of $1,070 for the twenty-seven weeks ended April 2, 1999. The decrease was primarily due to an increase in accounts receivable and a reduction in accounts payable and accrued expenses which was partially offset by higher net earnings, depreciation and amortization during the twenty-six weeks ended March 31, 2000.
  Net cash flows used in investing activities, for the twenty-six weeks ended March 31, 2000 totaled $4,182, compared with $1,701 for the twenty-seven weeks ended April 2, 1999. Capital expenditures for the twenty-six weeks ended March 31, 2000 were $2,456 versus $1,769 in 1999. For the twenty-six weeks ended March 31, 2000, capital expenditures for the lodging supply and manufacturing segments amounted to $1,009 and $1,447, respectively. Capital expenditures in fiscal 2000 of approximately $4,500 are expected. Other investing activities during the twenty-six weeks ended March 31, 2000 included $1,250 incurred in connection with the Company's investment in GoCo-op, Inc.
  Net cash flows provided by financing activities totaled $4,461 compared with $746 in 1999. Borrowings during the twenty-six weeks ended March 31, 2000 increased primarily due to capital expenditures and other long-term investments of $4,182 and the purchase of $3,826 of treasury stock under the Company's stock repurchase program.
  The Company believes that the amount available under the revolving credit agreement together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.

Recently Issued Accounting Standards
------------------------------------
   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 133, as amended, is effective for the Company commencing in the first quarter of fiscal 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.
   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 summarizes certain views of the staff in applying generally accepted accounting principles to revenue recognition in financial statements and the presentation of certain items in the income statement. SAB 101 is effective for the Company commencing in the first quarter of fiscal 2001. The Company is reviewing the potential impact, if any, of SAB 101 on its consolidated results of operations and financial position.

Other
-----
  At March 31, 2000, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $23,826 in variable rate borrowings outstanding under the revolver. The Company has entered into an interest rate collar agreement with a notional amount of $11,000. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that

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

the three-month LIBOR rate exceeds 9.7% or would pay the interest difference if the three-month LIBOR rate falls below 4.75%.
  Assuming that a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $238 per year. Included in long-term debt is also $24,445 of fixed rate debt, which is not subject to interest rate risk.

Cautionary Statement
--------------------
  This quarterly report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include an unanticipated downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss or decline in sales to a major customer, failure to secure new business, unforeseen inefficiencies at the Company's manufacturing facility and difficulties in implementing its e-commerce initiative. Accordingly, there can be no assurances that any anticipated future results would be achieved.

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

                                   GUEST SUPPLY, INC.


Dated: May 15, 2000                       By:/s/Clifford W. Stanley
      ---------------------                  -----------------------------------
                                             Clifford W. Stanley
                                             President & Chief Executive Officer



Dated: May 15, 2000                       By:/s/Paul T. Xenis
      ---------------------                  -----------------------------------
                                             Paul T. Xenis
                                             Vice President, Finance