Form 10-Q
period 2000-06-30
GUEST SUPPLY INC
filed 2000-08-14
CIK 722642

                                                                   1 of 13 pages



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 1-11955


================================================================================

                               GUEST SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

          State of New Jersey                   22-2320483
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (Identification number)
    incorporation or organization)


4301 U.S. Highway One, Monmouth Junction, New Jersey       08852-0902
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares of common stock, without par value, outstanding as of June 30, 2000 was 6,611,563 shares.

Guest Supply Inc.
                                                                          Part 1
                                             Guest Supply, Inc. and Subsidiaries
                                           Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                             except stated value

                                                                                                   June 30, 2000   October 1, 1999
                                                                                                  --------------- -----------------
                                                                                                     (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                                              $  3,900          $  2,200

 Accounts receivable, net                                                                                 56,840            43,471
 Inventories:
      Raw materials                                                                                        6,122             7,126
      Finished goods                                                                                      47,127            46,811
 Deferred income taxes                                                                                     1,814             1,626
 Prepaid expenses and other current assets                                                                 3,470             2,228
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     119,273           103,462
 Property and equipment, net                                                                              33,834            33,593
 Other assets                                                                                              3,602             2,387
 Excess of cost over net assets acquired, net                                                             20,873            21,815
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $177,582          $161,257
===================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities
 Accounts payable and accrued expenses                                                                  $ 57,375          $ 50,111
 Current maturities of long-term debt                                                                      1,486             1,111
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 58,861            51,222
===================================================================================================================================

 Long-term debt                                                                                           43,403            39,789
 Convertible note payable to related party                                                                 5,000             5,000
 Deferred income taxes                                                                                     6,205             5,779
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                                               54,608            50,568
===================================================================================================================================

Commitments and contingencies
Shareholders' equity:
 Preferred stock - without par value; authorized
  1,000,000 shares, outstanding none
 Common stock - without par value; stated value
  $0.10; authorized 20,000,000 shares, issued 6,671,638
  shares - 2000 and 1999                                                                                     594               594
 Additional paid-in capital                                                                               40,424            39,247
 Retained earnings                                                                                        23,926            20,559
 Treasury stock - 60,075 shares at June 30, 2000
  and 95,178 shares at October 1, 1999, at cost                                                             (839)           (1,091)
 Accumulated other comprehensive income                                                                        8               158
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                                64,113            59,467
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $177,582          $161,257
===================================================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply Inc.
                                             Guest Supply, Inc. and Subsidiaries
                                     Consolidated Condensed Statements of Income
                                                        and Comprehensive Income
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                        except per share amounts
                                                                     (Unaudited)

                                                                39 Weeks            40 Weeks           13 Weeks           13 Weeks
                                                                  Ended               Ended              Ended             Ended
                                                              June 30, 2000       July 2, 1999       June 30, 2000      July 2, 1999
                                                            ------------------------------------------------------------------------
Sales                                                              $264,258           $214,093            $101,480      $   86,550
Cost of sales                                                       206,884            169,489              79,350          67,772
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         57,374             44,604              22,130          18,778
Selling, general and administrative
 expenses                                                            43,923             35,239              15,968          13,207
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     13,451              9,365               6,162           5,571
Interest and other income                                                26                 24                  10              11
Interest expense                                                      2,791              1,872                 950             821
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           10,686              7,517               5,222           4,761
Income tax expense                                                    4,178              3,113               2,016           1,938
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $  6,508           $  4,404            $  3,206      $    2,823
====================================================================================================================================
Earnings per common share:
 Basic                                                             $   1.00           $   0.69            $   0.49      $     0.43
====================================================================================================================================
 Diluted                                                           $   0.90           $   0.64            $   0.44      $     0.39
====================================================================================================================================

Comprehensive income:
 Net income                                                        $  6,508           $  4,404            $  3,206      $    2,823
 Other comprehensive income (loss) -
  foreign currency translation
  adjustment                                                           (150)               219                 (76)             49
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                               $  6,358           $  4,623            $  3,130      $    2,872
====================================================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply Inc.
                                             Guest Supply, Inc. and Subsidiaries
                                 Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                     (Unaudited)

                                                   39 Weeks         40 Weeks
                                                    Ended             Ended
                                                 June 30, 2000    July 2, 1999
                                                 -------------    ------------
Cash flows from operating activities:
Net income                                         $  6,508         $  4,404
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                       4,392            3,698
  Provision for losses on accounts
   receivable                                           561              433
  Deferred income taxes                                 238              183
Changes in assets and liabilities:
 Increase in accounts receivable                    (13,930)          (5,548)
 Decrease (increase) in inventories                     688           (5,077)
(Increase) decrease in prepaid expenses
  and other current assets                             (951)             212
 Decrease (increase) in other assets                     20           (1,271)
 Increase in accounts payable and accrued
 expenses                                             8,441            6,616
--------------------------------------------------------------------------------
  Net cash provided by operating activities           5,967            3,650
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                (3,691)          (3,169)
 Purchase of business, net of cash acquired                          (18,491)
 Proceeds from sale of fixed assets                                       23
(Increase) decrease in other assets                  (1,526)             103
--------------------------------------------------------------------------------
  Net cash used in investing activities              (5,217)         (21,534)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from revolving credit agreement            64,883           65,760
 Repayment on revolving credit agreement            (59,783)         (45,886)
 Repayment of long-term debt                         (1,111)               -
 Proceeds from the exercise of stock
  options and warrants                                  916              740
 Purchase of treasury stock                          (3,805)          (2,581)
--------------------------------------------------------------------------------
  Net cash provided by financing activities           1,100           18,033
 Foreign currency translation adjustments              (150)             219
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents             1,700              368
Cash and cash equivalents at beginning of
 period                                               2,200            2,558
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $  3,900         $  2,926
================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

Guest Supply Inc.
                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                        except per share amounts
Note 1:  Basis of Presentation                                       (unaudited)

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


Note 2:  Earnings Per Common Share

Earnings per share is calculated as follows:

                                       39 Weeks      40 Weeks      13 Weeks      13 Weeks
                                         Ended         Ended         Ended         Ended
                                     June 30, 2000  July 2,1999  June 30, 2000  July 2,1999
--------------------------------------------------------------------------------------------
Basic EPS:
Net income                              $    6,508   $    4,404     $    3,206   $    2,823
============================================================================================
Weighted average common shares
 outstanding                             6,519,000    6,426,000      6,595,000    6,524,000
============================================================================================
Basic EPS                               $     1.00   $     0.69     $     0.49   $     0.43
============================================================================================
Diluted EPS:
Net income                              $    6,508   $    4,404     $    3,206   $    2,823
Effects of convertible promissory
 note                                          119           20             40           20
--------------------------------------------------------------------------------------------
Adjusted net income                     $    6,627   $    4,424     $    3,246   $    2,843
============================================================================================
Weighted average common shares
 outstanding                             6,519,000    6,426,000      6,595,000    6,524,000
Effects of dilutive stock options
 and warrants                              466,000      411,000        430,000      379,000
Effects of convertible promissory
 note                                      377,000       94,000        377,000      289,000
--------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding assuming dilution           7,362,000    6,931,000      7,402,000    7,192,000
============================================================================================
Diluted EPS                             $     0.90   $     0.64     $     0.44   $     0.39
============================================================================================

Guest Supply Inc.
                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                     (unaudited)
                                                                       continued
Note 3: Business Segments

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

Summarized segment information is as follows:

                                Lodging Supply  Manufacturing   Total Segments
================================================================================
39 Weeks Ended June 30, 2000
Sales to external customers           $246,319        $17,939         $264,258
Intersegment sales                           -          8,710            8,710
--------------------------------------------------------------------------------
Total sales                            246,319         26,649          272,968
Operating income (loss)                 14,025           (574)          13,451

40 Weeks Ended July 2, 1999
Sales to external customers           $193,027        $21,066         $214,093
Intersegment sales                           -          9,071            9,071
--------------------------------------------------------------------------------
Total sales                            193,027         30,137          223,164
Operating income (loss)                 10,079           (714)           9,365

13 Weeks Ended June 30, 2000
Sales to external customers           $ 95,277        $ 6,203         $101,480
Intersegment sales                           -          3,067            3,067
--------------------------------------------------------------------------------
Total sales                             95,277          9,270          104,547
Operating income                         6,109             53            6,162

13 Weeks Ended July 2, 1999
Sales to external customers           $ 78,717        $ 7,833         $ 86,550
Intersegment sales                           -          3,468            3,468
--------------------------------------------------------------------------------
Total sales                             78,717         11,301           90,018
Operating income                         4,803            768            5,571

Guest Supply Inc.
                        Notes to the Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                     (unaudited)
                                                                       continued

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


Note 5:  Indebtedness

  At June 30, 2000 and October 1, 1999, the Company's indebtedness consisted of the following:

                                             June 30, 2000    October 1, 1999
-------------------------------------------------------------------------------
Revolving credit agreement                         $21,000            $15,900
Senior notes payable                                23,889             25,000
Convertible note payable to related party            5,000              5,000
-------------------------------------------------------------------------------
                                                    49,889             45,900
Less: Current Maturities                            (1,486)            (1,111)
-------------------------------------------------------------------------------
                                                   $48,403            $44,789
===============================================================================

Note 6:  Other

  On January 14, 2000, concurrent with the execution of a service agreement to provide e-procurement services, the Company purchased 93,633 shares of common stock in GoCo-op, Inc., and was issued a warrant to purchase $500 of common stock, subject to certain conditions, at a price to be determined by the per share offering price of GoCo-op's common stock which may be sold, in an initial public offering, for $1,250 in cash. Under the terms of the agreement, GoCo-op will provide the Company with an Internet based procurement system, which will be trademarked and operated as guestsupply.com. The Company accounts for its investment in GoCo-op., Inc. stock under the cost method.


Note 7:  Recently Issued Accounting Standards

  In May 2000, the Emerging Issues Task Force released Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company currently records sales incentives as part of selling, general and administrative expenses. In accordance with the provisions of EITF 00-14, such sales incentives will be recorded as a reduction of revenues. EITF 00-14 is effective for the Company beginning in the fourth quarter of fiscal 2000. The Company is currently determining the impact of EITF 00-14 on its consolidated results of operations. Upon application of this EITF consensus, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of this Issue.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands


Thirty-nine weeks ended June 30, 2000 vs. Forty Weeks ended July 2, 1999
------------------------------------------------------------------------

  Sales for the thirty-nine weeks ended June 30, 2000 increased by 23.4% or $50,165 to $264,258 from $214,093 for the forty weeks ended July 2, 1999. Revenues from lodging supply segment customers increased $53,292 or 27.6% to $246,319. Excluding the impact of the Nasco acquisition, and the extra week during last year, sales rose 14.9% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 1999. Lodging customers were also added through new or expanded agreements with hotel management companies and hotel corporations.

  Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.

  Sales to manufacturing segment customers were $17,939 for the thirty-nine weeks ended June 30, 2000 compared to $21,066 for forty weeks ended July 2, 1999. The decrease of $3,127 or 14.8% was primarily due to a non-recurring sales program for two contract customers in the prior year and lower sales to an existing customer.

  Gross profit for the thirty-nine weeks ended June 30, 2000 was $57,374 or 21.7% of sales compared to $44,604 or 20.8% for the forty weeks ended July 2, 1999. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements in the manufacturing segment and a favorable sales mix in the lodging supply segment. This increase was partially offset by an increase in sales of textiles, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels.

  Selling, general and administrative expenses were $43,923 or 16.6% of sales for the thirty-nine weeks ended June 30, 2000 compared to $35,239 or 16.5% for the forty weeks ended July 2, 1999. The increase of $8,684 or 0.1% as a percentage of sales from the prior year period was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging supply sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition. The Company has also incurred costs associated with its eCommerce initiative, and the expansion of its inside sales group. In addition, Guest Purchasing Services was created during the second quarter, which will market furniture, fixtures, equipment and design services to the lodging industry.

  Operating income increased $4,086 or 43.6% to $13,451 for the thirty-nine weeks ended June 30, 2000. Operating income in the lodging supply segment increased 39.2% to $14,025 in 2000 compared with $10,079 in 1999 due principally to higher sales volume and improved gross profit. The operating loss in the manufacturing segment was reduced by $140 to a loss of $574 in 2000 from a loss of $714 in 1999 due principally to improved manufacturing efficiencies.

  Net interest expense was $2,765 for the thirty-nine weeks ended June 30, 2000 compared to $1,848 for the forty weeks ended July 2, 1999. The increase was the result of an increase in borrowings to finance the acquisition of Nasco.

  The effective tax rate decreased to 39.1% in fiscal 2000 from 41.4% in fiscal 1999. In fiscal 1999 the Company had a higher tax rate due to an increase in its valuation reserve related to deferred tax assets and an increase in state income taxes.

  Overall, net income for fiscal 2000 increased 47.8% to $6,508 or $0.90 per diluted share compared to $4,404 or $0.64 per diluted share in 1999.

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

Thirteen weeks ended June 30, 2000 vs. Thirteen weeks ended July 2, 1999
------------------------------------------------------------------------

  Sales for the thirteen weeks ended June 30, 2000 increased by 17.3% or $14,930 to $101,480 from $86,550 for the thirteen weeks ended July 2, 1999. Revenues from lodging supply segment customers increased $16,560 or 21.0% to $95,277. Excluding the impact of the Nasco acquisition, sales rose 18.7% over the prior year. The lodging supply revenue growth in the third fiscal quarter has rebounded from the lower rate of growth of 9.6% experienced in the second quarter which was believed to be Y2K related. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 1999.

  Sales of additional products to existing lodging customers were achieved by the direct sales force at individual properties and by national account managers at hotel corporations. This increased penetration at existing accounts can be attributed to sales management, sales training, territory realignment and the use of the Company's catalog.

  Sales to manufacturing segment customers were $6,203 in fiscal 2000 compared to $7,833 in fiscal 1999. The decrease of $1,630 or 20.8% was primarily due to non-recurring national sales programs for two customers in the prior year. Historically, the first and fourth fiscal quarters are the strongest for manufacturing, which we anticipate will be the case again this year.

  Gross profit for the thirteen weeks ended June 30, 2000 was $22,130 or 21.8% of sales compared to $18,778 or 21.7% for the thirteen weeks ended July 2, 1999. The gross profit percent in lodging supply increased from 22.6% in fiscal year 1999 to 22.9% in fiscal year 2000 as a result of a favorable sales mix offset by the effects of the Nasco acquisition, which have a lower margin than other product categories sold to hotels. The increase in lodging supply gross profit percent was tempered by a lower gross profit percent in the manufacturing segment caused by the effect of fixed costs on lower sales volume.

  Selling, general and administrative expenses were $15,968 or 15.7% of sales for the thirteen weeks ended June 30, 2000 compared to $13,207 or 15.3% for the comparable prior year period. The increase of $2,761 or 0.4% as a percentage of sales from the prior year period was due primarily to increased customer rebates, payroll, sales commissions, and delivery expenses associated with the Company's lodging supply sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition. The Company has also incurred costs associated with its eCommerce initiative, and the expansion of its inside sales group. In addition, Guest Purchasing Services was created during the quarter, which will market furniture, fixtures, equipment and design services to the lodging industry.

  Operating income increased $591 or 10.6% to $6,162 for the thirteen weeks ended June 30, 2000 from $5,571 last year. Operating income in the lodging supply segment increased 27.2% to $6,109 in fiscal 2000 compared with $4,803 in fiscal 1999 due principally to higher sales volume and an improved gross margin. The manufacturing segment generated operating income of $53 for the thirteen weeks ended June 30, 2000, a decrease of $715 from the $768 operating income generated during the thirteen weeks ended July 2, 1999 due to the effect of fixed manufacturing expenses on lower sales volume.

  Net interest expense was $940 for the thirteen weeks ended June 30, 2000 compared to $810 for the thirteen weeks ended July 2, 1999. The increase was due to an increase in borrowings to finance the acquisition of Nasco.

  The effective tax rate decreased to 38.6% in fiscal 2000 from 40.7% in fiscal 1999. In fiscal 1999, the Company had a higher tax rate due to an increase in its valuation reserve related to deferred tax assets and an increase in state taxes.

  Overall, net income for fiscal 2000 increased 13.6% to $3,206 or $0.44 per diluted share compared to $2,823 or $0.39 per diluted share in fiscal 1999.

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

Liquidity and Capital Resources
-------------------------------

  The Company had $60,412 of working capital at June 30, 2000 compared to $52,240 at October 1, 1999. The increase of $8,172 is primarily due to an increase in accounts receivable which was partially offset by an increase in accounts payable and accrued expenses.

  Net cash flows from operating activities increased to $5,967 for the thirty-nine weeks ended June 30, 2000, compared with $3,650 for the forty weeks ended July 2, 1999. The increase was primarily due to the increases in earnings and accounts payable and accrued expenses combined with a decrease in inventory offset by an increase in accounts receivable.

  Net cash flows used in investing activities, for the thirty-nine weeks ended June 30, 2000 totaled $5,217, compared with $21,534 for the forty weeks ended July 2, 1999. The major portion of the decrease in investing activities was due to the acquisition of Nasco on April 23, 1999 (see Note 4). Capital expenditures for the thirty-nine weeks ended June 30, 2000 were $3,691 versus $3,169 in 1999. For the thirty-nine weeks ended June 30, 2000, capital expenditures for the lodging supply and manufacturing segments amounted to $1,496 and $2,195, respectively. Capital expenditures in fiscal 2000 of approximately $5,000 are expected. Other investing activities during the thirty-nine weeks ended June 30, 2000 included $1,250 incurred in connection with the Company's investment in GoCo-op, Inc.

  Net cash flows provided by financing activities totaled $1,100 compared with $18,033 in 1999. The financing activity decline was again primarily due to the Nasco purchase in 1999. Borrowings during the thirty-nine weeks ended June 30, 2000 increased due to capital expenditures and other long-term investments of $5,217 and the purchase of $3,805 of treasury stock under the Company's stock repurchase program.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" , ("SAB 101"). SAB 101 summarizes certain views of the staff in applying generally accepted accounting principals to revenue recognition in financial statements and the presentation of certain items in the income statement. SAB 101, as amended, is effective for the Company commencing in the first quarter of fiscal 2001. The Company is reviewing the potential impact, if any, of SAB 101 on its consolidated results of operations and financial position.

  In May 2000, the Emerging Issues Task Force released Issue No. 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company currently records sales incentives as part of selling, general

Guest Supply Inc.
                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands
                                                                       continued


and administrative expenses. In accordance with the provisions of EITF 00-14, such sales incentives will be recorded as a reduction of revenues. EITF 00-14 is effective for the Company beginning in the fourth quarter of fiscal 2000. The Company is currently determining the impact of EITF 00-14 on its consolidated results of operations. Upon application of this EITF consensus, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of this Issue.

Other
-----
  At June 30, 2000, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $21,000 in variable rate borrowings outstanding under the revolver. The Company has entered into an interest rate collar agreement with a notional amount of $11,000. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7% or would pay the interest difference if the three-month LIBOR rate falls below 4.75%.

  Assuming that a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $210 per year. Included in long-term debt is also $23,889 of fixed rate debt, which is not subject to interest rate risk.

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

Guest Supply Inc.
                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------



Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------


a)  Exhibits
    No. 27 Financial Data Schedule


b)  Reports on Form 8-K
    None

Guest Supply Inc.
                                                                      SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GUEST SUPPLY, INC.


Dated: August 11, 2000                   By: /s/ Clifford W. Stanley
       ----------------------               -----------------------------
                                             Clifford W. Stanley
                                             President & Chief Executive Officer




Dated: August 11, 2000                   By: /s/ Paul T. Xenis
       ----------------------               -----------------------------
                                             Paul T. Xenis
                                             Vice President, Finance