Form 10-K
period 2000-09-29
GUEST SUPPLY INC
filed 2000-12-26
CIK 722642

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 29, 2000

                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______ to _______

                        Commission file number 1-11955
                                               -------

                              GUEST SUPPLY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New Jersey                                    22-2320483
         -----------------------------                      --------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

              4301 U.S. Highway One
          Monmouth Junction, New Jersey                        08852-0902
   ------------------------------------------                 -----------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          (609) 514-9696
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
   -------------------                            ------------------------

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

                            Yes   X         No
                               -------        ------

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

          Aggregate market value as of
          December 15, 2000............................ $103,934,959

          Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

          Common Stock, without par value, as of
          December 15, 2000............................    6,182,005

                      DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Part III incorporates information by reference from portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

          Customized individual amenity programs typically consist of six to 12 amenity and accessory items. Individual programs generally involve more elaborate designing and packaging, in an attempt to accent the guest room decor and the marketing image of the particular lodging establishment. The Company has designed individual amenity programs for such lodging establishments as The Waldorf-Astoria in New York, New York, Westin Rio Mar in Puerto Rico, The Hotel Monaco in San Francisco, California, Trump Hotels in Atlantic City, New Jersey, and The Park Hyatt Hotels in Philadelphia, Pennsylvania, San Francisco, California and Los Angeles, California. The Company also has amenity programs for the cruise industry for such customers as Holland America Line and Royal Carribean International.

          The Company sells amenities in uncustomized color coordinated packaging under such brand names as Bath and Body Works(R), Jhirmack(R) and Neutrogena(R). Some of these brand name products are also sold as part of customized amenity programs. In addition, the Company markets its own guest amenity lines under the "Heritage Collection," "Botanicals," "Institute Swiss(R)" and "Onyx" labels.

          The Company's lodging industry customers consist of hotel chains (including supply divisions), individual members or franchisees of hotel chains, independent hotel properties, management companies and cruise ship lines. The Company distributes its products to approximately 20,000 customers worldwide. The Company has supply agreements with each of the 10 largest lodging chains in the United States.

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

          The Company's Breckenridge-Remy Co. ("Breckenridge") subsidiary (doing business as Guest Distribution) also contributes to the Company's strategy of vertical integration through an improved and expanded product line and national distribution capability. In addition to personal care products and room accessories, Breckenridge markets a line of paper products, cleaning chemicals, glassware, housekeeping items and textiles. Breckenridge's business includes a direct sales force and a network of 13 distribution centers and 2 sales support facilities. This distribution network provides the Company with the ability to warehouse products in close proximity to the lodging properties served by the Company. In addition, each distribution center is staffed with a direct sales force who call on customers to obtain sales orders and provide direct customer service. The Company currently has approximately 164 sales consultants. Management believes that the Company's complete product line and nationwide distribution capability provides superior service to all of its customer groups.

          On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. (collectively "Nasco"), a privately held distributor of textile products to the lodging industry. Nasco markets a complete line of towels, sheets, blankets, mattress pads, pillows, shower curtains and table linen from such major textile manufacturers as Pillowtex Corporation, Springs Dundee and Westpoint Stevens. Nasco operates utilizing a direct salesforce and previously had two distribution centers located in Chatsworth, California and Concord, North Carolina. The Chatsworth, California operation was subsequently consolidated with an existing California warehouse. In November 1999, all accounting and computer operations were merged into the Company's current systems. The acquisition of Nasco further enhanced the Company's strategic position as a one-stop-shopping source for the lodging industry by further expanding its product line.

          In August 2000, the Company entered the furniture, fixtures and equipment ("FF&E") marketplace with the creation of Guest Purchasing Services ("GPS") located in Memphis, Tennessee. GPS provides FF&E products and hospitality design services to the lodging industry on a nationwide basis which further compliments the Company's vertical integration strategy. The addition of the FF&E product line expands the Company's market potential from approximately $2.5 billion to over $7 billion.

          On October 31, 2000 the Company acquired T.J. MacDonald Institutional Textiles, Ltd., a leading supplier of textile products to the Canadian hospitality industry. The Mississauga, Ontario, Canada entity, formally a privately held company, was subsequently amalgamated with the Company's existing subsidiary Guest International (Canada) Ltd. to form a full service supplier for the Canadian lodging market. Together T.J. MacDonald and Guest International will become one of the largest suppliers to the Canadian lodging industry.

          The Company is prepared to launch its business-to-business, e-commerce initiative, "guestsupply.com". This online procurement site will provide a quick and efficient one-stop shopping capability over the internet. Guestsupply.com will equip users with an innovative e-procurement solution that allows customers to make real-time purchases over a secure internet connection and to automate a number of key business processes.

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

          The Company sells national brand name products, as well as generic and the Company's own private label products and accessories. During the fiscal year ended September 29, 2000, less than 10% of the Company's sales were attributable to sales of national brand name products which include Bath and Body Works(R), Jhirmack(R) and Neutrogena(R).

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

          Two lodging supply segment customers accounted for 15.0% and 14.8% of the Company's total sales in 2000. One lodging supply segment customer accounted for 15.3% and 15.5% of the Company's total sales in 1999 and 1998, respectively. As of September 29, 2000 and October 1, 1999, one customer accounted for 7.9% and 5.2%, respectively, of the Company's total accounts receivable.

          The Company's consolidated sales included approximately $12,192,000, $8,407,000 and $5,814,000, respectively, by foreign subsidiaries for the fiscal years ended

September 29, 2000, October 1, 1999 and September 30, 1998. The Company currently has subsidiaries located in England, New Zealand and Canada.

          The Company had unfilled orders for its products which it does not deem material or reflective upon its future sales. Most of the unfilled orders for fiscal 2000 are expected to be shipped within the current fiscal year. Unfilled orders are not necessarily an important indicator of total future sales, since a substantial portion of the Company's revenues are attributable to sales of disposable housekeeping products and accessories, uncustomized amenity products and corporate amenity programs which are ordered for delivery on a current basis and for which no significant unfilled orders exist. In addition, certain orders are subject to further confirmation.

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

Proprietary Rights
------------------

          Although the Company follows a policy of protecting its proprietary rights to its products and designs to the full extent legally permissible, it does not believe that its business as a whole is materially dependent upon such protection. Such protection has significance primarily in the Company's marketing efforts. The Company has received protection under federal trademark and copyright laws for certain names used in its business, including Guest Supply(R), Guest Distribution(R), L'avenie(R), Guest Design(R), Institute Swiss(R), Whispermint, Alliance, Evergreen, Botanicals and the Heritage Collection. The Company, from time to time, applies for copyright and design patent protection for the designs of certain bottles and other packaging components designed by the Company.

          In addition, pursuant to arrangements with the producers of its packaging components, the Company has obtained title to the molds which it has developed for the production of certain bottles and other packaging components. Many of these arrangements restrict these companies from using the Company's molds for anyone other than the Company without the Company's consent. The aggregate net book value of all molds owned by the Company at September 29, 2000 was approximately $1,913,000.

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

Personnel
---------

          As of September 29, 2000, the Company had approximately 1,001 employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be excellent.

Executive Officers
------------------

          The current executive officers of the Company are as follows:


                                                                                Age at
Name                      Position with the Company                       September 29, 2000
----                      -------------------------                       ------------------
Clifford W. Stanley       President, Chief Executive Officer and                 54
                          Chairman of the Board of Directors

R. Eugene Biber           Vice President - Operations                            52

Teri E. Unsworth          Vice President - Market Development and                49
                          Director

Paul T. Xenis             Vice President - Finance and Secretary                 40

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

ITEM 2.   PROPERTIES.

          The Company's executive offices and principal operating facilities are located in Monmouth Junction, New Jersey, where the Company leases approximately 27,100 square feet of space in an office building. The lease expires on December 15, 2006 and provides for three five-year renewal options.

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

          As part of its regional distribution strategy, the Company currently also leases 12 regional warehouses. The warehouses range in size from 18,600 square feet to 103,700 square feet and are located in Ohio (three), Michigan, Indiana, Texas, Florida, Illinois, Maryland, California (two) and Georgia. The leases for these warehouses have expiration dates through 2004.

          In connection with the acquisition of Nasco, the Company also assumed an operating lease with the previous owners of Nasco for a distribution facility located in North Carolina (120,000 square feet). This lease, which may be terminated by the Company on two years notice, expires in 2012.

          In 2000, the Company leased two sales support facilities located in California (5,000 square feet) and Tennessee (3,700 square feet). The leases expire through 2005.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's common stock trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol GSY. The table below sets forth the high and low closing prices during each of the last two fiscal years on the NYSE. The approximate number of holders of the Company's common stock at September 29, 2000 was 420. No cash dividends have been declared on the common stock since the Company was organized.

Market Price Range
------------------

                                         Year Ended September 29, 2000
                                         -----------------------------
                                            High                  Low
                                            ----                  ---
First Quarter                              $16.250              $13.125
Second Quarter                              19.375               14.375
Third Quarter                               19.250               16.375
Fourth Quarter                              19.500               16.625

                                          Year Ended October 1, 1999
                                          --------------------------
                                            High                  Low
                                            ----                  ---
First Quarter                              $12.875              $ 8.125
Second Quarter                              11.813                8.625
Third Quarter                               13.063                8.625
Fourth Quarter                              15.875               13.500

          On December 15, 2000, the closing sales price for the Company's common stock was $16.8125 per share.

ITEM 6. SELECTED FINANCIAL DATA.

Fiscal Years
Dollars in thousands except per share amounts
---------------------------------------------

                                           2000              1999              1998              1997              1996
                                           ----              ----              ----              ----              ----
Sales(1)                                 $365,928          $303,301          $235,042          $199,551          $177,659
Gross Profit(1)                            76,664            61,739            45,530            41,418            36,571
Selling, General and
  Administrative Expenses(1)               55,994            46,183            37,481            32,636            29,492
Operating Income                           20,670            15,556             8,049             8,782             7,079
Net Income                                 10,448             7,708             3,633             3,816             3,151
Working Capital                            59,399            52,240            43,330            39,626            35,223
Total Assets                              174,771           161,257           118,107           112,669           102,888
Total Long-Term Liabilities                49,261            50,568            30,996            32,642            28,292
Total Liabilities                         106,747           101,790            66,122            66,072            60,485
Total Equity                               68,024            59,467            51,985            46,597            42,403

Common Share Data
-----------------
Diluted Earnings Per Share               $   1.44          $   1.10          $   0.51          $   0.55          $   0.45
Book Value Per Share                     $  10.27          $   9.04          $   7.95          $   7.53          $   6.89

(1) In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," the Company has reclassed incentive rebates from Selling, General and Administrative (S,G&A) expenses to Sales and Cost of Sales. The amounts reclassed from S,G&A for years ended 2000, 1999, 1998, 1997 and 1996 were $4,760, $3,328, $2,188, $1,407 and $1,427, respectively, of which $4,316, $2,743, $1,701, $1,366 and $1,383, respectively, was reclassed to sales.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Dollars in thousands except per share amounts


General

          On April 23, 1999, the Company acquired all of the capital stock of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. (collectively "Nasco"), a privately held distributor of textile products to the lodging industry for $24,493. The purchase price consisted of
(i) $17,755 in cash, (ii) the issuance by the Company of a 5.18% convertible subordinated promissory note in the aggregate principal amount of $5,000 which note is convertible into shares of the Company's common stock at a price of $13.275 per share, (iii) 45,198 shares of the Company's common stock valued at $500, (iv) other liabilities assumed of $500 and, (v) transaction costs of $738. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Nasco are included since the date of acquisition.

          In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," the Company has reclassed incentive rebates from Selling, General and Administrative (S,G&A) expenses to Sales and Cost of Sales. The amounts reclassed from S,G&A for years ended 2000, 1999 and 1998 were $4,760, $3,328 and $2,188, respectively. The majority of the incentive rebates reclassed reduced sales for years reported below.

Fiscal 2000 Compared to Fiscal 1999

          Sales for the year ended September 29, 2000 increased by 20.7% or $62,627 to $365,928 from $303,301 for the year ended October 1, 1999. Revenues from lodging supply segment customers increased $64,602 or 23.5% to $339,301. Excluding the impact of the Nasco acquisition, sales rose 14.6% over the prior year. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 2000.

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

          Sales to manufacturing segment customers were $26,627 in 2000 compared to $28,602 in 1999. The decrease of $1,975 or 6.9% was primarily due to non-recurring sales programs for two contract customers in the prior year.

          Gross profit for the year ended September 29, 2000 was $76,664 or 21.0% of sales compared to $61,739 or 20.4% for the year ended October 1, 1999. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements in the manufacturing segment. This increase was offset by a slight decrease in gross profit percent in lodging supply as a result of an increase in textile sales, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels. Excluding the effects of the acquisition, margins in lodging supply increased over the prior year.

          Selling, general and administrative expenses were $55,994 or 15.3% of sales for the year ended September 29, 2000 compared to $46,183 or 15.2% for the prior year. The increase of $9,811 was due primarily to payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth and increased operating expenses and amortization of goodwill associated with the Nasco acquisition.

          Operating income increased $5,114 or 32.9% to $20,670 for the year ended September 29, 2000 from $15,556 last year. Operating income in the lodging supply segment increased 27.3% to $20,965 in 2000 compared with $16,474 in 1999 due principally to higher sales volume and reduced incremental selling, general and administrative costs, offset by lower gross margins. The operating loss in manufacturing was reduced by $623 to a loss of $295 in 2000 from a loss of $918 in 1999 due principally to improved manufacturing efficiencies.

          The effective tax rate decreased to 38.7% in fiscal 2000 from 40.2% in fiscal 1999. The decrease in the effective tax rate is due principally to a decrease in state income taxes.

         Overall, net income for 2000 increased 35.5% to $10,448 or $1.44 per diluted share compared to $7,708 or $1.10 per diluted share in 1999.

Fiscal 1999 Compared to Fiscal 1998

          Sales for the year ended October 1, 1999 increased by 29.0% or $68,259 to $303,301 from $235,042 for the year ended September 30, 1998. Revenues from lodging customers increased $64,219 or 30.5% to $274,699. Excluding the impact of the Nasco acquisition, sales rose 17.8% over the prior year. The increase in sales to lodging supply is the result of the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line.

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

          Gross profit for the year ended October 1, 1999 was $61,739 or 20.4% of sales compared to $45,530 or 19.4% for the year ended September 30, 1998. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements and increased volume in the manufacturing segment. This increase was offset by a decrease in gross profit percent in lodging supply as a result of an increase in textile sales, arising primarily from the Nasco acquisition, which have a lower margin than other product categories sold to hotels. Excluding the effects of the acquisition, margins in lodging supply increased over the prior year.

          Selling, general and administrative expenses were $46,183 or 15.2% of sales for the year ended October 1, 1999 compared to $37,481 or 15.9% for the prior year. The increase of $8,702 was due primarily to increased payroll and payroll related costs, delivery expenses, and amortization of goodwill related to the Nasco acquisition.

          Operating income increased $7,507 or 93.3% to $15,556 for the year ended October 1, 1999 from $8,049 in 1998. Operating income in the lodging supply segment increased 35.3% to $16,474 in 1999 compared to $12,174 in 1998 due principally to higher sales volume to new and existing customers, focused efforts to contain selling, general and administrative costs offset by lower gross margins. Operating results in the manufacturing segment improved by $3,207 to a loss of $918 in 1999 from a loss of $4,125 due principally to higher sales volume and improved manufacturing efficiencies.

          The effective tax rate increased to 40.2% in fiscal 1999 from 38.4% in fiscal 1998. The increase in effective tax rate is due principally to an increase in the valuation allowance for deferred tax assets and an increase in state income taxes.

          Overall, net income for 1999 increased by 112.2% to $7,708 or $1.10 per diluted share compared to $3,633 or $0.51 per diluted share in 1998.

Liquidity and Capital Resources

          The Company had $59,399 of working capital at September 29, 2000 compared to $52,240 at October 1, 1999. The increase of $7,159 is the result of an increase in cash and accounts receivable offset by a decrease in inventories and an increase in accounts payable and accrued expenses.

          Net cash flows from operating activities increased to $13,100 for the fiscal year ended September 29, 2000, compared with $10,043 for the year ended October 1, 1999. The increase was primarily due to higher net earnings and higher levels of depreciation and amortization offset by changes in working capital items during the fiscal year ended September 29, 2000.

          Net cash flows used in investing activities totaled $6,086 compared with $23,589 in 1999. Included in 1999 was the funding for the Nasco acquisition of $17,962. Capital expenditures for the year were $5,132 versus $4,511 in 1999. In 2000, capital expenditures for the lodging supply and manufacturing segments amounted to $2,323 and $2,809, respectively. Capital expenditures in fiscal 2001 of approximately $4,200 are expected.

          Net cash flows used in financing activities totaled $4,489 compared with $12,870 provided by financing activities in 1999. In November 1999, the Board of Directors authorized the repurchase of an additional 5% of the Company's outstanding common stock. During the year ended September 29, 2000, the Company purchased a total of 284,100 shares of treasury stock at a cost of $3,826 under this program and a previously approved program. At September 29, 2000, the remaining shares authorized to be repurchased were approximately 275,000.

         At September 29, 2000, the Company had a $35,000 revolving credit agreement ("Revolver") and $23,889 in senior notes with its banks. Borrowings under the Revolver bear interest at the Eurodollar rate plus 125 basis points (7.62% to 7.77% at September 29, 2000) or the prime rate (9.25% at September 29,
2000), at the Company's option. The unused amount available to the Company under the Revolver was $19,675 at September 29, 2000.

          The senior notes have fixed interest rates ranging from 6.95% to 7.31% and are due through 2009. Both the Revolver and the senior notes contain restrictive covenants including covenants which limit the Company's ability to incur additional indebtedness, sell certain assets, make acquisitions and other investments and require the Company to comply with various financial ratios specified in the loan agreements.

          At September 29, 2000, the Company was in default of a covenant which limited the amount of capital expenditures for the year ended September 29, 2000 to $5,000. The Company, which exceeded the covenant by $132, received a waiver for this default from the banks.

          The Company believes that the amount available under the Revolver together with the cash flow from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.


Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 133 is effective for the Company commencing in the first quarter of fiscal 2001. The Company has reviewed the accounting requirements of SFAS 133, and based on the type and dollar amount of the derivative instrument held by the Company as of September 29, 2000, the Company has concluded that SFAS 133 will not have a material effect on the Company's consolidated results of operations or financial position based on current market conditions.

          In September 2000, the FASB issued its final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Among other things, EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or in other income statement line items. If shipping or handling costs are significant and are not included in cost of sales, a company is required to disclose both the amounts of such costs and the line items(s) on the income statement that include them. EITF 00-10 will become effective for the Company in the first quarter of fiscal 2001 and upon application, requires reclassification of prior period comparative financial statements. The Company's current policy is to net shipping costs against shipping revenues as a component of selling, general and administrative expenses and to reflect warehousing costs as a component of selling, general and administrative expenses. The Company expects to implement the requirements set forth in the consensus during the first quarter of fiscal 2001. Such implementation will have no effect on net income, but will result in higher reported net sales offset by higher costs of sales.

Other

          At September 29, 2000, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $15,325 in variable rate borrowings outstanding under the Revolver. At September 29, 2000, the Company has an interest rate cap agreement with a notional amount of $11,000, which declines to $6,000 through June 2002, the expiration date of the cap. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7%.

          Assuming that a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $153 per year. Included in indebtedness is also $23,889 of fixed rate debt, which is not subject to interest rate risk.


Forward Looking Information

          This Annual Report may contain forward-looking information about the Company. The following factors are some of the most significant factors that may cause the Company's actual results to differ materially from those described in any forward-looking statements made by the Company: a downturn in the lodging industry resulting in lower demand for the Company's products, the loss of or decline in sales to a major customer, failure to secure new business, inefficiencies at the Company's manufacturing facility, the inability to increase prices to customers to compensate for inflationary cost increases, problems implementing the Company's e-commerce initiative, or a decline in sales and gross margin as a result of competitive pressures, including from aggregators on the internet.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                      GUEST SUPPLY, INC. AND SUBSIDIARIES

                                  ----------

                       Consolidated Financial Statements
          September 29, 2000, October 1, 1999 and September 30, 1998

Index to Financial Statements
-----------------------------

                                                                                               Page
                                                                                              Number
                                                                                              ------
1.   Financial Statements:

     Independent Auditors' Report.............................................................  22

     Consolidated Balance Sheets -- September 29, 2000 and October 1, 1999....................  23

     Consolidated Statements of Income and Comprehensive Income -- Fiscal Years
     Ended September 29, 2000, October 1, 1999 and September 30, 1998.........................  24

     Consolidated Statements of Cash Flows -- Fiscal Years Ended
     September 29, 2000, October 1, 1999 and September 30, 1998...............................  25

     Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended
     September 29, 2000, October 1, 1999 and September 30, 1998................................ 26

     Notes to Consolidated Financial Statements................................................ 27

  2. Financial Statement Schedule:
     II  - Valuation and Qualifying Accounts................................................... 38

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

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guest Supply, Inc. and subsidiaries as of September 29, 2000 and October 1, 1999 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP

Short Hills, New Jersey
November 14, 2000

=====================================================================================================================
CONSOLIDATED BALANCE SHEETS
As of September 29, 2000 and October 1, 1999


Dollars in thousands                                                                        2000              1999
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                               $  4,460           $  2,200
  Accounts receivable, net of allowance for doubtful accounts of
    $1,349  - 2000 and $1,076 - 1999                                                        55,780             43,471
  Inventories                                                                               51,409             53,937
  Deferred income taxes                                                                      1,969              1,626
  Prepaid expenses and other current assets                                                  3,267              2,228
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       116,885            103,462
Property and equipment, net of accumulated depreciation and                                 34,136             33,593
 amortization
Other assets                                                                                 3,191              2,387
Excess of cost over net assets acquired, net of accumulated
 amortization of $6,513  - 2000 and $5,257 - 1999                                           20,559             21,815
---------------------------------------------------------------------------------------------------------------------
                                                                                          $174,771           $161,257
=====================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                                   $ 56,000           $ 50,111
  Current maturities of long-term debt                                                       1,486              1,111
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   57,486             51,222
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              37,728             39,789
Convertible note payable to related party                                                    5,000              5,000
Deferred income taxes                                                                        6,533              5,779
---------------------------------------------------------------------------------------------------------------------
Total long-term liabilites                                                                  49,261             50,568
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value; authorized 1,000,000 shares, outstanding none
  Common stock - without par value; at stated value; authorized
    20,000,000 shares, issued 6,671,638 shares - 2000 and 1999                                 594                594
  Additional paid-in capital                                                                40,424             39,247
  Retained earnings                                                                         27,849             20,559
  Treasury stock -  48,514 shares - 2000 and 95,178 shares - 1999 ,                           (736)            (1,091)
   at cost
  Accumulated other comprehensive income (loss)                                               (107)               158
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                  68,024             59,467
---------------------------------------------------------------------------------------------------------------------
                                                                                          $174,771           $161,257
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

==================================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Years ended September 29, 2000, October 1, 1999 and September 30, 1998

Dollars in thousands except per share amounts                                       2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                              $365,928            $303,301           $235,042
Cost of sales                                                                       289,264             241,562            189,512
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         76,664              61,739             45,530
Selling, general and administrative expenses                                         55,994              46,183             37,481
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                     20,670              15,556              8,049
Interest and other income                                                                47                  63                 76
Interest expense                                                                      3,672               2,737              2,225
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                           17,045              12,882              5,900
Income tax expense                                                                    6,597               5,174              2,267
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 10,448            $  7,708           $  3,633
==================================================================================================================================
Earnings per common share:
  Basic                                                                               $1.60               $1.19              $0.56
==================================================================================================================================
  Diluted                                                                             $1.44               $1.10              $0.51
==================================================================================================================================


Comprehensive Income:
Net income                                                                         $ 10,448            $  7,708           $  3,633
Other comprehensive income (loss) - foreign
  currency translation adjustment                                                      (265)                318               (130)
----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                              $ 10,183            $  8,026           $  3,503
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

=========================================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 29, 2000, October 1, 1999 and September 30, 1998

Dollars in thousands                                                       2000                1999               1998
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                $ 10,448            $  7,708           $  3,633
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                              5,859               5,008              4,302
  Provision for losses on accounts receivable                                  892                 858                497
  Loss on sale of fixed assets                                                   -                   -                 17
  Deferred income tax expense                                                  411                 656                539
  Change in assets and liabilities, net of effects of business acquired:
    Increase in accounts receivable                                        (13,201)               (819)            (4,122)
    Decrease (increase) in inventories                                       2,528              (7,468)            (3,313)
    (Increase) decrease in prepaid expenses and other current assets          (956)                787                962
    Decrease (increase) in other assets                                         67                  81                (28)
    Increase in accounts payable and accrued expenses                        7,052               3,232              2,633
-------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                             13,100              10,043              5,120
=========================================================================================================================
Cash flows from investing activities:
  Capital expenditures                                                      (5,132)             (4,511)            (4,126)
  Acquisition, net of cash acquired                                              -             (17,962)                 -
  Increase in other assets                                                    (954)             (1,139)              (215)
  Proceeds from sale of fixed assets                                             -                  23                 12
-------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                 (6,086)            (23,589)            (4,329)
=========================================================================================================================
Cash flows from financing activities:
  Proceeds from revolving credit agreements                                 77,420              65,837             56,705
  Repayment on revolving credit agreements                                 (77,995)            (51,063)           (73,196)
  Payment of debt issuance costs                                                 -                (208)                 -
  Proceeds from issuance of long-term debt                                       -                   -             25,000
  Repayment of long-term debt                                               (1,111)                  -            (10,937)
  Purchase of treasury stock                                                (3,826)             (2,582)            (1,422)
  Proceeds from the exercise of stock options and warrants                   1,023                 886              1,595
-------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                   (4,489)             12,870             (2,255)
=========================================================================================================================
Foreign currency translation adjustments                                      (265)                318               (130)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         2,260                (358)            (1,594)
Cash and cash equivalents at beginning of year                               2,200               2,558              4,152
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  4,460            $  2,200           $  2,558
=========================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                                                $  3,556            $  2,681           $  1,908
  Income taxes, net of refunds                                               4,732               1,449              1,090

Supplemental schedule of non-cash financing and investing
 activities:
  Convertible note and common stock issued in connection with                    -               5,500                  -
   acquisition


The accompanying notes are an integral part of these consolidated financial statements

====================================================================================================================
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended September 29, 2000, October 1, 1999 and September 30, 1998


                                           Common Stock                                               Accumulated
                                     ------------------------  Additional                                Other
                                        Number of     Amount     Paid-In      Retained    Treasury    Comprehensive
Dollars in thousands                     Shares                  Capital      Earnings     Stock      Income (loss)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997              6,190,307        $546     $35,336     $10,745           -             $ (30)
Net income                                       -           -           -       3,633           -                 -
Purchase of treasury stock                (135,800)          -           -           -     $(1,422)                -
Shares issued under employee stock
 option, warrant and purchase plans        481,331          48       1,547           -           -                 -
Tax benefit on exercise of stock
 options and warrants                            -           -       1,712           -           -                 -
Foreign currency translation
 adjustment                                      -           -           -           -           -              (130)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998              6,535,838         594      38,595      14,378      (1,422)             (160)
Net income                                       -           -           -       7,708           -                 -
Purchase of treasury stock                (250,300)          -           -           -      (2,582)                -
Shares issued in connection with
 acquisition                                45,198           -          82           -         418                 -
Shares issued under employee stock
 option, warrant and purchase plans        245,724           -         (82)     (1,527)      2,495                 -
Tax benefit on exercise of stock
 options and warrants                            -           -         652           -           -                 -
Foreign currency translation adjustment          -           -           -           -           -               318
--------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1999                 6,576,460         594      39,247      20,559      (1,091)              158
Net income                                       -           -           -      10,448           -                 -
Purchase of treasury stock                (284,100)          -           -           -      (3,826)                -
Shares issued under employee stock
 option, warrant and purchase plans        330,764           -           -      (3,158)      4,181                 -
Tax benefit on exercise of stock
 options and warrants                            -           -       1,177           -           -                 -
Foreign currency translation adjustment          -           -           -           -           -              (265)
--------------------------------------------------------------------------------------------------------------------
Balance, September 29, 2000              6,623,124        $594     $40,424     $27,849       $(736)            $(107)
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

================================================================================

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

  Fiscal Year - Effective October 1, 1998, the Company adopted a 52 or 53 week fiscal year, changing the year end date from September 30 to the Friday nearest September 30. The fiscal year ended September 29, 2000 had 52 weeks and the fiscal year ended October 1, 1999 had 53 weeks.

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

  In addition, other factors may cause the Company's results to differ materially from historic levels. Some of the most significant factors include a downturn in the lodging industry resulting in lower demand for the Company's products, the unanticipated loss or decline in sales to a major customer, pricing pressures, and unforeseen inefficiencies at the Company's manufacturing facility.

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

  Sales Incentives - The Company records incentives paid to its customers as reductions to sales.

  Reclassifications - In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," the Company has reclassed sales incentives from Selling, General and Administrative (S,G&A) expenses to sales. In addition, certain other S,G&A costs were reclassed to cost of sales. The amounts reclassed from S,G&A for fiscal years 2000, 1999, and 1998 were $4,760, $3,328 and $2,188, respectively, of which $4,316, $2,743 and $1,701, respectively, were reclassed to sales.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average and first-in, first-out methods.

  Property and Equipment - Property and equipment are carried at cost. Depreciation and amortization are calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 40 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 3 to 8 years; computers, 3 to 10 years; and leasehold improvements, the shorter of the life of the lease or the life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

  Investments - On January 14, 2000, concurrent with the execution of a service agreement to provide e-procurement services, the Company purchased 93,633 shares of common stock in GoCo-op, Inc., and was issued a warrant to purchase $500 of common stock, subject to certain conditions, at a price to be determined by the per share offering price of GoCo-op's common stock which may be sold, in an initial public offering, for $1,250 in cash. Under the terms of the agreement, GoCo-op will provide the Company with an Internet-based procurement system, which will be trademarked and operated as guestsupply.com. The Company accounts for its investment in GoCo-op., Inc. stock under the cost method.

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

================================================================================

Dollars in thousands except share and per share amounts


  Financial Instruments - The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, certain other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated their fair values at September 29, 2000 and October 1, 1999. Fair values were determined based on management's estimates using the latest available market data. The Company also uses a derivative financial instrument to manage interest rate fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes.

  Concentration of Credit Risk - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. As of September 29, 2000 and October 1, 1999, one customer accounted for 7.9% and 5.2%, respectively, of the Company's total accounts receivable.

  Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements' carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and certificates of deposit with a maturity at time of purchase of three months or less.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

  Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company discloses pro forma net income and earnings per share as if the fair value method had been applied.

  Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of income and comprehensive income.
The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

  Recently Issued Accounting Standards - In September 2000, the Financial Accounting Standards Board issued its final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Among other things, EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or in other income statement line items. If shipping or handling costs are significant and are not included in cost of sales, a company is required to disclose both the amounts of such costs and the line item(s) on the income statement that includes them. EITF 00-10 will become effective for the Company in the first quarter of fiscal 2001 and, upon application, requires reclassification of prior period comparative financial statements. The Company's current policy is to net shipping costs against shipping revenues as a component of selling, general and administrative expenses and to reflect warehousing costs as a component of selling, general and administrative expenses. The Company expects to implement the requirements set forth in the consensus during the first quarter of fiscal 2001. Such implementation will have no effect on net income, but will result in higher reported net sales offset by higher cost of sales.

================================================================================

Dollars in thousands except share and per share amounts


Acquisition On April 23, 1999, the Company acquired all of the outstanding shares of Kapadia Enterprises, Inc., d/b/a Nasco Supply Company and MacDonald Contract Sales, Inc. (collectively "Nasco"), a distributor of textile products to the lodging industry for approximately $24,493 including transaction costs of $738. Total consideration paid included cash of $17,755, a convertible promissory note of $5,000, issuance of 45,198 shares of common stock valued at $500 and other liabilities assumed of $500. The acquisition was funded principally through borrowings under the Company's revolving credit agreement. The acquisition has been accounted for as a purchase and the results of Nasco's operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated based upon estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired of $17,762 has been recorded as goodwill, and is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the Company also assumed an operating lease with the previous owners of Nasco for a distribution facility. The future minimum rental commitments under this lease, which may be terminated by the Company on two years notice, is approximately $400 per year, subject to annual increases for inflation, through 2012.

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

                                                                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                                          $338,697         $229,657
Net income                                                                                     $  7,897         $  4,755
Earnings per common share:
  Basic                                                                                        $   1.22         $   0.73
  Diluted                                                                                      $   1.10         $   0.65

Inventories
                                                                                                  2000             1999
--------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                                  $  6,031         $  7,126
Finished goods                                                                                   45,378           46,811
--------------------------------------------------------------------------------------------------------------------------
                                                                                               $ 51,409         $ 53,937
==========================================================================================================================
Costs included in inventories are comprised of raw materials, direct labor and overhead related to the manufacturing process.


Property and Equipment
                                                                                                     2000           1999
------------------------------------------------------------------------------------------------------------------------
Land, building and leasehold improvements                                                        $  7,027       $  6,619
Machinery and equipment                                                                            48,838         45,712
Furniture and fixtures                                                                              1,853          1,563
Computers                                                                                           3,877          3,014
Construction in progress                                                                            1,294            872
------------------------------------------------------------------------------------------------------------------------
                                                                                                   62,889         57,780
Less accumulated depreciation and amortization                                                    (28,753)       (24,187)
------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 34,136       $ 33,593
========================================================================================================================

Depreciation and amortization of property and equipment charged to income was $4,603, $4,270 and $3,934 for the fiscal years ended 2000, 1999 and 1998, respectively .

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Leases   The Company leases its office, warehouse facilities and vehicles under long-term lease agreements. These leases are classified as operating leases and expire in various years through fiscal 2007. Future minimum lease payments under noncancelable operating leases as of September 29, 2000 are:

2001                                             $ 6,351
2002                                               5,502
2003                                               4,727
2004                                               3,547
2005                                               1,799
Thereafter                                           771
--------------------------------------------------------
Total minimum lease payments                     $22,697
========================================================

Rent expense under operating leases was $7,408, $5,940, and $4,737 for the fiscal years ended 2000, 1999, and 1998, respectively.

Income Taxes
Income tax expense is comprised of the following:

                                                                                   2000            1999            1998
-------------------------------------------------------------------------------------------------------------------------
Federal - Current                                                                  $5,623          $4,066          $1,334
        - Deferred                                                                    199             439             893
-------------------------------------------------------------------------------------------------------------------------
Total federal income taxes                                                          5,822           4,505           2,227
-------------------------------------------------------------------------------------------------------------------------
State     - Current                                                                   427             413             369
          - Deferred                                                                  212             217            (354)
-------------------------------------------------------------------------------------------------------------------------
Total state income tax                                                                639             630              15
-------------------------------------------------------------------------------------------------------------------------
Foreign                                                                               136              39              25
-------------------------------------------------------------------------------------------------------------------------
Total income tax provision                                                         $6,597          $5,174          $2,267
=========================================================================================================================

The following is a reconciliation of federal income tax expense computed using the statutory rate of 35% in 2000 and 1999 and 34% in 1998 to the Company's effective income tax rate:

                                                                                   2000            1999            1998
-------------------------------------------------------------------------------------------------------------------------
Computed "expected" income tax expense                                             $5,966          $4,509          $2,006
Increase (reduction) in tax expense resulting from:
  State income taxes, net of federal income tax benefit                               221             117            (112)
  Change in valuation allowance                                                       300             450             350
  Nondeductible amortization of goodwill                                              129             129             125
  Foreign                                                                            (120)            (41)             25
  Effect of income tax rate differential                                                -            (100)              -
  Adjustment to net deferred taxes for change in effective state income                 -               -            (165)
   tax rate
  Other, net                                                                          101             110              38
-------------------------------------------------------------------------------------------------------------------------
                                                                                   $6,597          $5,174          $2,267
=========================================================================================================================

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 29, 2000 and October 1, 1999 are as follows:

                                                                                                 2000            1999
------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts                                                                $   511         $   413
  Inventory obsolescence reserve and uniform capitalization                                        1,250           1,092
  Net operating loss carryforwards - states                                                        1,308           1,198
  Other                                                                                              208             121
------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                          3,277           2,824
  Less:  valuation allowance                                                                      (1,100)           (800)
------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                            2,177           2,024
Deferred tax liability - principally excess of tax over financial
  statement depreciation                                                                          (6,741)         (6,177)
------------------------------------------------------------------------------------------------------------------------
Net deferred liability                                                                           $(4,564)        $(4,153)
========================================================================================================================

The valuation allowance, which relates to the Company's state net operating loss carryforwards, amounted to $1,100 and $800 as of September 29, 2000 and October 1, 1999, respectively. The net change in the total valuation allowance for the fiscal years ended September 29, 2000 and October 1, 1999 was an increase of $300 and $450, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the tax deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, projections for future taxable income and the availability of tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 29, 2000. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At September 29, 2000, the Company has net operating loss carryforwards for state income tax purposes of approximately $21,800 which expire between the years 2003 and 2007.

Indebtedness Indebtedness consists of the following at September 29, 2000 and October 1, 1999:

                                                                                                          2000         1999
------------------------------------------------------------------------------------------------------------------------------
Revolving credit agreement                                                                                $15,325      $15,900
Series A senior notes payable; 7.31%; due in semi-annual installments through
 November, 2009                                                                                            15,000       15,000
Series B senior notes payable; 7.20%; due in semi-annual installments through
 November, 2007                                                                                             5,000        5,000
Series C senior notes payable; 6.95%; due in semi-annual installments through
 November, 2003                                                                                             3,889        5,000
Convertible subordinated promissory note; 5.18%; due March, 2004                                            5,000        5,000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                           44,214       45,900
Less current maturities                                                                                    (1,486)      (1,111)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                          $42,728      $44,789
==============================================================================================================================

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

At September 29, 2000, the Company had a $35,000 revolving credit agreement ("Revolver") with its banks. Borrowings under the Revolver are limited to agreed upon levels of eligible accounts receivable and inventory and bear interest at the Eurodollar rate plus 125 basis points (7.62% to 7.77% at September 29, 2000) or the prime rate (9.25% at September 29, 2000), at the Company's option. The unused amount available to the Company under the Revolver was $19,675 at September 29, 2000. Both the Revolver and the senior notes are secured by substantially all of the assets of the Company and contain restrictive covenants including covenants which limit the Company's ability to incur additional indebtedness, sell certain assets, make acquisitions and other investments and require the Company to comply with various financial ratios specified in the loan agreements. At September 29, 2000, the Company was in default of a covenant which limited the amount of capital expenditures for the fiscal year to $5,000. The Company, which exceeded the covenant by $132, received a waiver for this default from the banks.

At September 29, 2000, the Company has an interest rate cap agreement ("cap") with an initial notional amount of $11,000 which declines to $6,000 through June 2002, the expiration date of the cap. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7%.

The convertible subordinated promissory note issued to the former owner of Nasco, who is currently employed by the Company, is convertible into shares of the Company's common stock at $13.275 per share.

Indebtedness at September 29, 2000 matures as follows:

2001                                            $ 1,486
2002                                              3,376
2003                                              3,626
2004                                              8,070
2005                                             18,415
Thereafter                                        9,241
=======================================================

Litigation From time to time, the Company is a party to legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effects on the Company's consolidated financial statements taken as a whole.

Earnings Per Share   Earnings per share is calculated as follows:

                                                                              2000               1999            1998
-------------------------------------------------------------------------------------------------------------------------
Basic EPS
Net income                                                                  $   10,448         $    7,708      $    3,633
-------------------------------------------------------------------------------------------------------------------------
Weighed average common shares outstanding                                    6,546,000          6,463,000       6,489,000
-------------------------------------------------------------------------------------------------------------------------
Basic EPS                                                                   $     1.60         $     1.19      $     0.56
=========================================================================================================================

Diluted EPS
Net income                                                                  $   10,448         $    7,708      $    3,633
Effect of convertible promissory note                                              159                 68               -
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                         $   10,607         $    7,776      $    3,633
=========================================================================================================================

Weighted average common shares outstanding                                   6,546,000          6,463,000       6,489,000
Effect of dilutive stock options and warrants                                  453,000            438,000         636,000
Effect of convertible promissory note                                          377,000            163,000               -
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding assuming dilution                 7,376,000          7,064,000       7,125,000
-------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                                                 $     1.44         $     1.10      $     0.51
=========================================================================================================================

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Options to purchase 51,000, 84,000 and 86,000 shares of common stock at an average price of $17.43, $15.35 and $15.36 per share at September 29, 2000, October 1, 1999 and 1998, respectively were anti-dilutive and are not included in the calculations of diluted earnings per share because the option exercise price was greater than the average market price of common shares of each respective period.

Stock Based Compensation Plans The Company has two stock option plans which provide for the granting of options to key employees. Options granted under these plans are to purchase shares of common stock at not less than fair market value at the date of grant. Options vest 20% per year over five years and generally expire ten years from the date of grant. The Company also maintains a long-term incentive plan which provides for the granting of a wide range of awards, including options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to any employee or director.
The terms of awards granted under this plan may vary at the discretion of the Stock Option Committee. All awards granted under this plan consisted of stock options. At September 29, 2000, 177,449 shares are available for future grants. Transactions relating to these plans are summarized as follows:

                                          2000                             1999                            1998
                             -----------------------------   -----------------------------   -----------------------------
                                                  Weighted                        Weighted                        Weighted
                                                   Average                         Average                         Average
                                                  Exercise                        Exercise                        Exercise
                                  Shares             Price        Shares             Price        Shares             Price
                             =============================   =============================   =============================
Outstanding at beginning
 of year                            787,300         $ 8.16           828,000        $ 7.16         1,042,300         $6.31
Granted                              76,000          16.36           105,000          9.56                 -             -
Exercised                          (114,000)          6.22          (144,500)         3.37          (214,300)         3.00
Forfeited                            (5,000)         14.73            (1,200)        16.25                 -             -
                             ---------------------------------------------------------------------------------------------
Outstanding at end of year          744,300         $ 9.25           787,300        $ 8.16           828,000         $7.16
                             =============================   =============================   =============================
Exercisable at end of year          557,967         $ 8.04           619,500        $ 7.42           731,400         $6.38
                             =============================   =============================   =============================

Weighted average fair value of options
granted during the year                             $ 9.36                          $ 5.47
                                               ===========                     ===========

The fair value of each stock option granted during 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 7.0 years; expected volatility of 45%; expected dividend yield of 0%; and risk-free interest rate of 6.5%.

The following table summarizes information about stock options outstanding and exercisable at September 29, 2000:

                                                  Options                           Options
                                                Outstanding                       Exercisable
                                            ===================================================================
                                                 Weighted
                                                  Average        Weighted                          Weighted
                                                 Remaining        Average                           Average
                                    Number     Contractual       Exercise           Number         Exercise
Range of Exercise Prices         Outstanding       Life            Price          Exercisable        Price
===============================================================================================================

$   2.67 - $  3.75                     57,750         .4 years         $ 2.67             57,750         $ 2.67
    4.67 -    5.75                    184,750        2.4 years           4.69            184,750           4.69
    9.50 -   11.50                    346,000        5.5  years          9.82            251,667           9.88
   14.19 -   17.63                    154,000        7.4 years          15.92             63,800          15.37
---------------------------------------------------------------------------------------------------------------
                                      742,500        5.0 years         $ 9.25            557,967         $ 8.04
===============================================================================================================

The Company also maintains an employee stock purchase plan in which eligible employees may purchase a limited number of shares over successive six-month offering periods at 85% of fair market value on either the first or last day of each six-month period,

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

whichever is less. During fiscal 2000, 1999 and 1998, 12,228, 11,224, and 12,031,shares, respectively, were purchased under this plan. At September 29, 2000, 44,865 shares are reserved for future issuance under this plan.

Under SFAS No. 123, proforma compensation cost is measured for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions; expected life of 6 months; expected volatility of 35% in 2000, 45% in 1999, and 48% in 1998; expected dividend yield of 0%; and risk-free interest rate of 6.5%. The weighted average fair-value of those purchase rights granted in 2000, 1999, and 1998 was $2.89, $3.13, and $3.04, respectively.

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

                                                                                        2000         1999         1998
-------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                                           $10,448       $7,708       $3,633
  Pro forma                                                                              10,156        7,521        3,483
Basic earnings per share:
  As reported                                                                           $  1.60       $ 1.19       $ 0.56
  Pro forma                                                                                1.55         1.16         0.54
Diluted earnings per share:
  As reported                                                                           $  1.44       $ 1.10       $ 0.51
  Pro forma                                                                                1.40         1.07         0.49

Common Stock Warrants The Board of Directors may grant common stock warrants to directors and officers of the Company at exercise prices not less than fair market value at the date of grant. All outstanding warrants expire through February 2001.

Transactions relating to common stock warrants are summarized as follows:

                                              2000                            1999                            1998
                                   ------------------------------   -----------------------------   -----------------------------
                                                         Weighted                        Weighted                        Weighted
                                                          Average                         Average                         Average
                                                         Exercise                        Exercise                        Exercise
                                            Shares          Price           Shares          Price           Shares          Price
-----------------------------------------------------------------   -----------------------------   -----------------------------
Outstanding at beginning of year           396,750          $2.98          486,750          $3.02          741,750          $3.11
Exercised                                 (243,750)          3.17          (90,000)          3.17         (255,000)          3.29
                                   ------------------------------   -----------------------------   -----------------------------
Outstanding at end of year                 153,000          $2.68          396,750          $2.98          486,750          $3.02
                                   ==============================   =============================   =============================
Exercisable at year end                    153,000          $2.68          396,750          $2.98          486,750          $3.02
                                   ==============================   =============================   =============================

Stock Repurchase Plan In November 1999, the Board of Directors authorized the repurchase of an additional 5% of the Company's outstanding common stock. During the year ended September 29, 2000, the Company purchased a total of 284,100 shares of treasury stock at a cost of $3,826 under this program and a previously approved program. At September 29, 2000, the remaining shares authorized to be repurchased were approximately 275,000.

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

Employer contributions relating to these plans were $271, $247 and $226, for the fiscal years ended 2000, 1999 and 1998, respectively.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

Business Segments The Company has two reportable segments (Lodging Supply and Manufacturing) in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Lodging Supply segment includes sales to hotel customers of cleaning chemicals, room accessories, paper products, personal care amenities, linens, appliances, fixtures, and miscellaneous housekeeping supplies. The Manufacturing segment includes sales to retailers, consumer products companies, and intercompany sales of personal care amenities. The reportable segments are strategic businesses that offer different products and services and accordingly are managed separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices that management estimates approximate arm's-length transactions, and have generally been at or below cost. Sales by geographic area are determined based on the location of the Company's operations. The Company evaluates performance based on operating income (loss) of the respective business segment.

Summarized segment information for the fiscal years 2000, 1999 and 1998 are as follows:

                                                 Lodging                            Total
                                                  Supply     Manufacturing         Segments
---------------------------------------------------------------------------------------------
2000
Sales to external customers                        $339,301        $26,627           $365,928
Intersegment sales                                        -         11,862             11,862
---------------------------------------------------------------------------------------------
Total sales                                         339,301         38,489            377,790
Operating income (loss)                              20,965           (295)            20,670
Identifiable assets                                 149,198         31,019            180,217
Capital expenditures                                  2,323          2,809              5,132
Depreciation and amortization                         2,929          2,930              5,859
---------------------------------------------------------------------------------------------
1999
Sales to external customers                        $274,699        $28,602           $303,301
Intersegment sales                                        -         12,036             12,036
---------------------------------------------------------------------------------------------
Total sales                                         274,699         40,638            315,337
Operating income (loss)                              16,474           (918)            15,556
Identifiable assets                                 135,693         29,437            165,130
Capital expenditures                                  2,096          2,415              4,511
Depreciation and amortization                         2,163          2,845              5,008
---------------------------------------------------------------------------------------------
1998
Sales to external customers                        $210,480        $24,562           $235,042
Intersegment sales                                        -          9,896              9,896
---------------------------------------------------------------------------------------------
Total sales                                         210,480         34,458            244,938
Operating income (loss)                              12,174         (4,125)             8,049
Identifiable assets                                  89,329         31,571            120,900
Capital expenditures                                  1,599          2,527              4,126
Depreciation and amortization                         1,524          2,778              4,302
---------------------------------------------------------------------------------------------

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Dollars in thousands except share and per share amounts

The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial
Statements:

                                                                                      2000             1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Sales:
Sales from reportable segments                                                        $377,790         $315,337      $244,938
Elimination of intersegment revenue                                                    (11,862)         (12,036)       (9,896)
-----------------------------------------------------------------------------------------------------------------------------
Total consolidated sales                                                              $365,928         $303,301      $235,042
=============================================================================================================================
Total assets:
Identifiable assets from reportable segments                                          $180,217         $165,130      $120,900
Elimination of intersegment receivables                                                 (7,415)          (5,499)       (4,166)
Other unallocated amounts                                                                1,969            1,626         1,373
-----------------------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                             $174,771         $161,257      $118,107
=============================================================================================================================

Two lodging supply segment customers accounted for 15.0% and 14.8% of the Company's total sales in 2000. One lodging supply segment customer accounted for 15.3% and 15.5% of the total sales in 1999 and 1998, respectively.

Substantially all of the Company's operations are in the United States. Operations outside of the United States, which include subsidiaries in Canada, England and New Zealand, are not significant to the consolidated operations of the Company.

Shareholders' Preferred Purchase Rights On July 14, 1988, as amended on August 6, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company and for each share of common stock issued from that date. The dividend was payable on July 26, 1988 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a preferred share at a price of $30.00, subject to adjustment.

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

Unaudited Quarterly Financial Data The following table sets forth certain unaudited quarterly financial information:

                                                                          First       Second        Third       Fourth
Year ended September 29, 2000                                            Quarter      Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------------
Sales (1)                                                                  $79,190      $81,737     $100,370     $104,631
Gross profit (1)                                                            16,425       16,679       20,895       22,665
Net income                                                                   1,822        1,480        3,206        3,940
Earnings per common share:
  Basic                                                                    $  0.28      $  0.23     $   0.49     $   0.59
  Diluted                                                                  $  0.26      $  0.21     $   0.44     $   0.54

Year ended October 1, 1999
-------------------------------------------------------------------------------------------------------------------------
Sales (1)                                                                  $62,284      $64,145     $ 85,872     $ 91,000
Gross profit (1)                                                            11,725       12,697       17,954       19,363
Net income                                                                     764          817        2,823        3,304
Earnings per common share:
  Basic                                                                    $  0.12      $  0.13     $   0.43     $   0.50
  Diluted                                                                  $  0.11      $  0.12     $   0.39     $   0.45

(1) In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," the Company has reclassed incentive rebates from Selling, General and Administrative (S,G&A) expenses to Sales. In addition, certain other S,G&A costs were reclassed to cost of sales. The amounts reclassed to sales for the first, second, third and fourth quarters of fiscal 2000 were $901, $950, $1,110 and $1,355, respectively. The amounts reclassed from S,G&A to Sales for the first, second, third and fourth quarters of fiscal 1999 were $635, $480, $677 and $951, respectively.

                      GUEST SUPPLY, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A              Column B             Column C            Column D      Column E
------------------------------- ----------   --------------------------  ----------  --------------
         Description            Balance at   Charged to    Charged to
                                 Beginning   Costs and       Other                   Balance at End
                                  Period      Expenses      Accounts     Deductions     of Period
------------------------------- ----------   ----------  --------------  ----------  --------------
Reserves and allowances
 deducted from asset accounts:
Allowance for Doubtful Accounts
-------------------------------
Year ended September 29, 2000    $1,076,000     892,000               0     619,000     $ 1,349,000
                                 ==========   =========  ==============  ==========  ==============
Year ended October 1, 1999       $  543,000     858,000         259,000     584,000     $ 1,076,000
                                 ==========   =========  ==============  ==========  ==============

Year ended September 30, 1998    $1,032,000     497,000               0     986,000     $   543,000
                                 ==========   =========  ==============  ==========  ==============


Allowance for Inventory
Obsolescence
-------------------------------
Year ended September 29, 2000    $1,415,000   1,128,000               0     981,000     $ 1,562,000
                                 ==========   =========  ==============  ==========  ==============
Year ended October 1, 1999       $1,550,000   1,491,000         100,000   1,726,000     $ 1,415,000
                                 ==========   =========  ==============  ==========  ==============
Year ended September 30, 1998    $1,934,000   1,152,000               0   1,536,000     $ 1,550,000
                                 ==========   =========  ==============  ==========  ==============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          For information concerning this item, see "Item 1. - Business - Executive Officers" and the table and text under the caption "Certain Information Concerning Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement to be filed with respect to the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS.

          For information concerning this item, see the text under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1.  Financial Statements:
          Included in Part II of this report:

                                                                                          Page
                                                                                         Number
                                                                                         ------
  1.   Independent Auditors' Report.......................................................   22

       Consolidated Balance Sheets -- September 29, 2000 and October 1, 1999..............   23

       Consolidated Statements of Income and Comprehensive Income -- Fiscal Years
       Ended September 29, 2000, October 1, 1999 and September 30, 1998...................   24

       Consolidated Statements of Cash Flows -- Fiscal Years Ended
       September 29, 2000, October 1, 1999 and September 30, 1998.........................   25

       Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended
       September 29, 2000, October 1, 1999 and September 30, 1998.........................   26

       Notes to Consolidated Financial Statements.........................................   27

  2.   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts.............................................   38

All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

          3.   Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b)  Current Reports on Form 8-K:

          The Company filed a report on Form 8-K on December 19, 2000.

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

Dated:  December 22, 2000

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



Dated:  December 22, 2000                    By  /s/ Clifford W. Stanley
                                               -----------------------------
                                                     Clifford W. Stanley
                                                     President, Principal
                                                     Executive Officer and
                                                     Director



Dated:  December 22, 2000                    By  /s/ Thomas M. Haythe
                                               --------------------------
                                                     Thomas M. Haythe
                                                     Director

Dated:  December 22, 2000                    By  /s/ Peter L. Richard
                                               --------------------------
                                                     Peter L. Richard
                                                     Director



Dated:  December 22, 2000                    By  /s/ Teri E. Unsworth
                                               ------------------------
                                                     Teri E. Unsworth
                                                     Vice President -
                                                     Market Development and
                                                     Director



Dated:  December 22, 2000                    By  /s/ Edward J. Walsh
                                               ------------------------
                                                     Edward J. Walsh
                                                     Director



Dated:  December 22, 2000                    By  /s/ George S. Zabrycki
                                               -------------------------
                                                     George S. Zabrycki
                                                     Director



Dated:  December 22, 2000                    By  /s/ Paul T. Xenis
                                               -------------------------
                                                     Paul T. Xenis
                                                     Vice President -
                                                     Finance and
                                                     Principal Financial
                                                     and Accounting Officer

                               Index to Exhibits
                               -----------------

                                                                            Page
                                                                            ----

3(a)     Amended and Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended March 31, 1996).                                              --

3(b)     Certificate of Amendment of the Amended and Restated
         Certificate of Incorporation of the Company (incorporated
         by reference to Exhibit 3 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1996).                 --

3(c)     Certificate of Amendment of the Amended and Restated
         Certificate of Incorporation of the Company (incorporated
         by reference to Exhibit 3 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1996).                 --

3(d)     Certificate of Amendment of the Amended and Restated
         Certificate of Incorporation of the Company (incorporated
         by reference to Exhibit 3 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1996).                 --

3(e)     Certificate of Correction to the Certificate of Amendment of
         the Amended and Restated Certificate of Incorporation of the
         Company, (incorporated by reference to Exhibit 3(d) to the
         Company's Annual Report on Form 10-K for the year ended
         September 30, 1993).                                                --

3(f)     Certificate of Merger of Miraflores Designs, Inc. into the
         Company (incorporated by reference to Exhibit 3(e) to the
         Company's Annual Report on Form 10-K for the year ended
         September 30, 1993).                                                --

3(g)     Amended and Restated By-Laws of the Company (incorporated
         by reference to Exhibit 3(g) to the Company's Annual Report
         on Form 10-K for the year ended September 30, 1997).                --

4(a) Article THIRD of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Registration
         Statement on Form S-1 No. 33-7246).                                 --

4(b)     Form of Series W Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1994).                                                --

4(c)     Form of Series A Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1994).                                                --

4(d)     Form of Series B Warrant Certificate to purchase Common Stock of the Company (incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1994).                                                --

4(e)     Rights Agreement dated as of July 15, 1988 between the Company and First Fidelity Bank (incorporated by reference to Exhibit
         4(e) to the Company's Annual Report on Form 10-K for the year
         ended September 30, 1993).                                          --

4(f)     Amendment No. 1 dated as of August 15, 1998 by and among the
         Company, First Fidelity Bank and ChaseMellon Shareholder
         Services, L.L.C. to the Rights Agreement (incorporated by
         reference to Exhibit 4.1 to the Company's Current Report
         on Form 8-K dated September 8, 1998).                               --

10(a)    1983 Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to Company's Annual Report on
         Form 10-K for the year ended September 30, 1993).                   --

10(b)    1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on
         Form S-8 No. 33-63352).                                             --

10(c)    1993 Stock Option Plan of the Company (incorporated by reference to Exhibit 4.1 to Registration Statement on  Form S-8
         No. 33-63352).                                                      --

10(d)    Lease dated February 28, 1985 between the Company and The
         Benenson Capital Company (incorporated by reference to
         Exhibit 10(l) to Registration Statement on Form S-1
         No. 2-98274).                                                       --

10(e)    Lease dated October 28, 1985 between the Company and Shore
         Point Distributors (incorporated by reference to Exhibit
         10(y) to Registration Statement on Form S-1 No. 33-7246).           --

10(f)    Guest Supply, Inc. 401(k) Plan & Trust (incorporated by
         reference to Exhibit 10(i) to the Company's Annual Report on
         Form 10-K for the year ended September 30, 1996).                   --

10(g)    Guest Supply, Inc. 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10(j) to the Company's Annual Report
         on Form 10-K for the year ended September 30, 1996).                --

10(h)    Lease dated March 16, 1995 between the Company and The Morris
         Company (incorporated by reference to Exhibit 10(b) to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended March 31, 1995).                                              --

10(i)    Employment Agreement dated as of August 6, 1998 between the
         Company and Clifford W. Stanley (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on
         Form 10-K for the year ended September 30, 1997).                   --

10(j)    Employment Agreement dated as of August 6, 1998 between the
         Company and Teri E. Unsworth (incorporated by reference to
         Exhibit 10(j) to the Company's Annual Report on Form 10-K
         for the year ended September 30, 1997).                             --

10(k)    Employment Agreement dated as of August 6, 1998 between the
         Company and Paul T. Xenis (incorporated by reference to
         Exhibit 10(k) to the Company's Annual Report on Form 10-K
         for the year ended September 30, 1997).                             --

10(l)    Employment Agreement dated as of August 6, 1998 between the
         Company and R. Eugene Biber (incorporated by reference to
         Exhibit 10(l) to the Company's Annual Report on Form 10-K
         for the year ended September 30, 1997).                             --

10(m)    General Counsel Agreement dated as of August 6, 1998 between the Company and Thomas M. Haythe (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K
         for the year ended September 30, 1997).                             --

10(n)    Revolving Credit Agreement by and among the Company, Guest
         Packaging, Inc., Breckenridge-Remy Co., and Guest Distribution Services, Inc., all as the Borrower, PNC Bank, National
         Association, First Union National Bank, both as Lenders and
         PNC Bank, National Association, as agent, dated as of December
         3, 1998 (incorporated by reference to Exhibit 10(n) to the
         Company's Annual Report on Form 10-K for the year ended
         September 30, 1997).                                                --

10(o)    Revolving Credit Note dated December 3, 1998 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest Distribution Services, Inc., as joint and several
         obligors to First Union National Bank (incorporated by
         reference to Exhibit 10(o) to the Company's Annual Report
         on Form 10-K for the year ended September 30, 1997).                --

10(p)    Revolving Credit Note dated December 3, 1998 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest Distribution Services, Inc., as joint and several
         obligors to PNC Bank, National Association (incorporated
         by reference to Exhibit 10(p) to the Company's Annual Report
         on Form 10-K for the year ended September 30, 1997).                --

10(q) Form of Note Purchase Agreement dated as of December 3, 1998 by and among the Company, Breckenridge-Remy Co., Guest
         Distribution Services, Inc., Guest Packaging, Inc. and each of The Mutual Life Insurance Company of New York, AUSA Life
         Insurance Company, Inc., Great-West Life & Annuity Insurance
         Company and Nationwide Life and Annuity Insurance Company (incorporated by reference to Exhibit 10(q) to the Company's
         Annual Report on Form 10-K for the year ended September 30,
         1997).                                                              --

10(r)    7.06% Series A Senior Note due November 15, 2009 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest Distribution Services, Inc. for the benefit of the
         Mutual Life Insurance Company of New York (incorporated by reference to  Exhibit 10(r) to the Company's Annual Report
         on Form 10-K for  the year ended September 30, 1997).               --

10(s)    7.06% Series A Senior Note due November 15, 2009 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest Distribution Services, Inc. for the benefit of AUSA
         Life Insurance Company, Inc. (incorporated by reference to
         Exhibit 10(s) to the Company's Annual Report on Form 10-K
         for the year ended September 30, 1997).                             --

10(t)    6.95% Series B Senior Note due November 15, 2007 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest  Distribution Services, Inc. for the benefit of Great-
         West Life & Annuity Insurance Company (incorporated by
         reference to Exhibit  10(t) to the Company's Annual Report on
         Form 10-K for the year  ended September 30, 1997).                  --

10(u)    6.70% Series C Senior Note due November 15, 2003 made by the
         Company, Guest Packaging, Inc., Breckenridge-Remy Co. and
         Guest  Distribution Services, Inc. for the benefit of
         Nationwide Life and Annuity Insurance Company. (incorporated by reference to Exhibit 10(u) to the Company's Annual Report
         on Form 10-K for  the year ended September 30, 1997).               --

10(v)    Stockholders Agreement dated as of December 3, 1997 by and among the Company, Barry Igdaloff and the other parties
         thereto (incorporated by reference to Exhibit 10 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended December 31, 1997).                                           --

10(w)    Stock Purchase Agreement dated as of April 23, 1999 by and among the Company, Breckenridge-Remy Co., Madhukar Kapadia and Naina Kapadia, as Trustees of the Kapadia Family Trust,
         Kapadia Enterprises, Inc., MacDonald Contract Sales, Inc.,
         Madhukar Kapadia and Naina Kapadia (incorporated by reference to Exhibit 10 (w) to the Company's Current Report on Form 8-K
         filed on May 10, 1999).  Pursuant to Regulation S-K Item
         601(b)(2), the Company agrees to furnish a copy of the
         Schedules to such Agreement to the Commission upon request.         --

10(x)    5.18% Convertible Subordinated Promissory Note due April 23,
         2004 in the principal amount of $5,000,000 by the Company in favor of Madhukar Kapadia and Naina Kapadia, as Trustees of the Kapadia Family Trust (incorporated by reference to
         Exhibit 10 (x) to the Company's Current Report on Form 8-K
         filed on May 10, 1999).                                             --

10(y)    Employment Agreement dated as of April 23, 1999 by and between the Company and Madhukar Kapadia (incorporated by reference to
         Exhibit 10 (y) to the Company's Current Report on Form 8-K
         filed  on May 10, 1999).                                            --

10(z)    Amended and Restated Revolving Credit Agreement dated as of
         April 21, 1999 by and among the Company, Guest Packaging, Inc., Breckenridge-Remy Co., Guest Distribution Services, Inc.,
         Kapadia Enterprises, Inc., PNC Bank, National Association,
         as Agent and  as Lender, First Union National Bank, as Lender,
         and Fleet Bank,  N.A., as Lender (incorporated by reference to Exhibit 10 (z) to the Company's Current Report on Form 8-K
         filed on May 10, 1999).                                             --

10(aa)   Form of Security Agreement dated as of April 21, 1999 executed by the Company and each of its subsidiaries in favor of PNC
         Bank, National Association, as Agent (incorporated by reference to Exhibit 10 (aa) to the Company's Current Report on Form 8-K
         filed on May 10, 1999).                                             --

10(bb) Amendment No. 1 to Note Purchase Agreements dated as of April 21, 1999 by and among the Company, Guest Packaging, Inc.,
         Breckenridge-Remy Co., Guest Distribution Services, Inc.,
         Kapadia Enterprises, Inc., MONY Life Insurance Company, AUSA
         Life Insurance  Company, Inc., Great-West Life and

         Annuity Insurance Company and Nationwide Life and Annuity
         Insurance  Company (incorporated by reference to Exhibit 10
         (bb) to the  Company's Current Report on Form 8-K filed on
         May 10, 1999).                                                      --

21       Subsidiaries of the Registrant                                      --

23       Consent of KPMG LLP                                                 --

24       Power of Attorney (see "Power of Attorney" in Form 10-K)            --

27       Financial Data Schedule                                             --


Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.