Form 10-K/A
period 2000-09-29
GUEST SUPPLY INC
filed 2001-01-26
CIK 722642

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 29, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______ to _______


                        Commission file number 1-11955
                                               -------
                              GUEST SUPPLY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              New Jersey                                         22-2320483
   -------------------------------                           ------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

         4301 U.S. Highway One
     Monmouth Junction, New Jersey                               08852-0902
 ---------------------------------------                         ----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (609) 514-9696
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
  Title of each class                                       on which registered
  -------------------                                       -------------------

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

                            Yes   X         No______
                                ------

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

          Aggregate market value as of
          December 15, 2000.....................................    $104,035,212

          Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

          Common Stock, without par value, as of
          December 15, 2000.....................................       6,639,587

                      DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

                                     None.

                               TABLE OF CONTENTS

FORM 10-K/A ITEM                                                                         PAGE
----------------                                                                         ----
PART I
Item 1.  Business                                                                          *
Item 2.  Properties                                                                        *
Item 3.  Legal Proceedings                                                                 *
Item 4.  Submission of Matters to a Vote of Securityholders                                *
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters             *
Item 6.  Selected Financial Data                                                           *
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of        *
 Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                        5
Item 8.  Financial Statements and Supplementary Data                                       *
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial         *
 Disclosure
PART III
Item 10.  Directors and Executive Officers of the Registrant                               5
Item 11.  Executive Compensation                                                           9
Item 12.  Security Ownership of Certain Beneficial Owners and Management                  13
Item 13.  Certain Relationships and Related Transactions                                  16
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                  *
INDEX TO EXHIBITS                                                                         19

*  Not amended.


                               EXPLANATORY NOTE

          This amendment is being filed by the Registrant: (1) to correct the aggregate market value and number of shares outstanding as of December 15, 2000;
(2) to amend Part II, to add item 7A; (3) to amend Part III, items 10 through 13, to include information required by Regulation S-K, items 401-405; and (4) to correct a typographical error in the descriptions of certain exhibits in the "Index to Exhibits."

Recent Event

          On January 22, 2001, the Company announced that it has entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") with Sysco Corporation, a Delaware corporation ("Sysco"), and Sysco Food Services of New Jersey, Inc., a Delaware corporation and a wholly-owned subsidiary of Sysco ("Merger Subsidiary"), which provides for the acquisition of Guest Supply by Sysco. Under the Merger Agreement, Merger Subsidiary will commence an offer (the "Offer") to exchange shares of Sysco common stock for all outstanding shares of Guest Supply common stock. Under the terms of the Merger Agreement, Guest Supply shareholders will receive shares of Sysco common stock as follows: (i) if the average of the closing prices per share of Sysco common stock on The New York Stock Exchange for each of the fifteen consecutive trading days ending on the trading day that is five trading days prior to the expiration date of the Offer, as it may be extended from time to time, which is referred to as the Sysco average trading price, is at least $22.00 but less than or equal to $30.00, Guest Supply shareholders will receive for each Guest Supply share a number of Sysco shares equal to $26.00 divided by the Sysco average trading price; (ii) if the Sysco average trading price is less than $22.00, Guest Supply shareholders will receive 1.1818 Sysco shares for each Guest Supply share; and (iii) if the Sysco average trading price is more than $30.00, Guest Supply shareholders will receive 0.8667 Sysco shares for each Guest Supply share. The offer will be followed by a back-end merger on the same terms as the Offer and will be subject to customary closing conditions, including that at least a majority of Guest Supply's stock is tendered in the Offer and that regulatory clearance is obtained.

          On January 24, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K relating to the Merger Agreement.

                                    PART II


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For a discussion of market risk see "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information concerning the executive officers of the Company, see "Item 1. - Business - Executive Officers."

          Certain information concerning the directors of the Company is set forth below. Such information was furnished by them to the Company.

                                                                                  Shares of Common
          Name and Certain                                                    Stock Owned Beneficially
      Biographical Information                                                as of January 15, 2001 (1)          Percent of Class
      ------------------------                                                -------------------------           ----------------
CLIFFORD W. STANLEY (Class C director), age 54; President and                         376,186 (2)                       5.34%
Chief Executive Officer of the Company since January 1988;
Executive Vice President, Chief Financial Officer, Secretary and
Treasurer of the Company from April 1986 to January 1988; Vice President -
Finance of the Company from August 1985 to April 1986; Vice President and
Chief Operating Officer, Transfer Print Foils, Inc. (hot stamping foils) from
1984 to August 1985; Vice President of Finance, Permacel Division, Avery
International from 1982 to 1984; Vice President, Johnson & Johnson from 1979 to

1982; Director of the Company since January 1987.

TERI E. UNSWORTH (Class C director),                                                  214,222 (3)                       3.10%
age 49; Vice President - Market Development of the Company since May 1985; Group
Product Director of Vidal Sassoon, Inc. from 1983 to 1985; Product Director of
Vidal Sassoon, Inc. from 1981 to 1983; Director of Sales of Vidal Sassoon, Inc.
from 1979 to 1981; Director of the Company since November 1989.

PETER L. RICHARD (Class A director),                                                      -0-                             -
age 53; Chairman and Chief Executive Officer of TDG Aerospace (parts supplied to commercial aircraft) since 1999; Managing Director, Quasar Corp. (investment consultants) since May 1988; Private investor from December 1987 to May 1988;
Senior Vice President, Moseley Securities Corporation (formerly Moseley,
Hallgarten, Estabrook & Weeden Inc.) (investment bankers) prior to December
1987; Director: New Paraho Corp. (oil shale technology); Director of the Company since August 1983.

EDWARD J. WALSH (Class A director),                                                    82,935 (4)                       1.21%
age 68; President and Chief Executive Officer, Sparta Group Ltd. (business consultants) since 1987; President and Chief Executive Officer, The Dial
Corporation (consumer products) from 1984 to 1987; President and Chief Executive
Officer, Armour International (consumer products) prior to 1984; Director:

The WD-40 Company and Nortrust of Arizona Holding
Corporation; Director of the Company since November 1987.

THOMAS M. HAYTHE (Class B director),                                                  149,040 (5)                       2.18%
age 61; Legal and Business Consultant since February 2000; Partner, Haythe &
Curley (renamed Torys) (law firm) from 1982 to January 2000; Director:
Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Ramsay Youth Services, Inc. (provider of youth and educational services) and Westerbeke Corporation (manufacturer of marine engine products);
Director of the Company since June 1983.

GEORGE S. ZABRYCKI (Class B director),                                                 34,500 (6)                        *
age 57; President, International Food Solutions (manufacturer of food ingredients) since May 1992; Vice President-Business
Planning, Best Foods Affiliate Group, a
Division of CPC International, Inc., from
November 1991 to May 1992; Consultant,
Aqua-Fab Industries, Inc. from March 1991
to November 1991; President and Chief
Executive Officer, Heldor Industries, Inc.
(manufacturer of swimming pools) from March
1990 to March 1991; Director of Strategic
Development, Specialty Chemicals Division,
Union Carbide Corporation from August 1989
to February 1990; President, Amerchol
Corporation (manufacturer of specialty
chemicals) from April 1981 to August 1989;
Director of the Company since November 1990.

-------------------
*    Less than one percent.

(1) Each of the nominees and the other directors of the Company has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such person.

(2) Includes 207,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Stanley.

(3) Includes 67,167 shares issuable upon the exercise of presently exercisable stock options held by Ms. Unsworth.

(4) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options held by Mr. Walsh.

(5) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.

(6) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options held by Mr. Zabrycki.


          Concurrently with the execution of the Merger Agreement, certain shareholders of Guest Supply, consisting of all members of the Board of Directors of Guest supply and senior members of Guest Supply's management (the "Shareholders"), entered into tender agreements (the "Tender Agreements") with Sysco pursuant to which each Shareholder agreed, among other things, to tender for exchange all of such Shareholder's shares of Guest Supply common stock in the Offer and permitting Sysco to vote all of such shares in favor of the approval and adoption of the Merger Agreement; provided that each such individual has reserved the right to sell up to 15% of his or her holdings into the public market. Any such shares not sold on the date that is five days prior to the expiration of the Offer will be tendered.

          During the past fiscal year, the Board of Directors of the Company met eight times. Each of the persons named in the table above attended at least 87% of the meetings of the Board of Directors and meetings of any committees of the Board on which such person served which were held during the time that such person served.

          The committees of the Board of Directors include a Stock Option Committee, whose members are Messrs. Richard, Walsh and Zabrycki; a Compensation Committee, whose members are Messrs. Haythe, Richard and Zabrycki; an Audit Committee, whose members are Messrs. Richard, Walsh and Zabrycki; an Executive Committee, whose members are Messrs. Haythe, Richard, Stanley and Zabrycki; and a Nominating Committee, whose members are Messrs. Haythe, Walsh and Zabrycki. The Stock Option Committee administers the Company's 1983 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Long Term Incentive Plan and determines the persons who are eligible to receive awards thereunder, the number of shares to be subject to each award and the other terms and conditions upon which awards under such plans are granted and made exercisable. The Stock Option Committee also administers the Company's 1983 Employee Stock Purchase Plan and the 1993 Employee Stock Purchase Plan. The Compensation Committee administers the formulation and submission to the Board of Directors of recommendations on all matters related to the salaries, bonuses, fringe benefits or compensation of any kind of the executives of the Company. The Audit Committee is authorized to meet and discuss with the representatives of any firm of certified public accountants retained by the Company the scope of the audit of such firm and question such representatives with respect thereto, and to meet with and question employees of the Company with respect to financial matters pertaining to the Company. The Audit Committee is authorized to make periodic reports to the Board of Directors of its actions and findings. The Executive Committee is authorized to act in place of the Board of Directors to the extent permitted by law on matters which require Board action between meetings of the Board of Directors. The Nominating Committee is authorized to nominate individuals to serve as directors of the Company. The Nominating Committee will not consider nominees recommended by shareholders. The Stock Option Committee met four times, the Audit Committee met three times and the Compensation Committee met once during the fiscal year ended September 29, 2000. The Nominating Committee and the Executive Committee did not meet during such fiscal year.

          The directors and officers of the Company, other than Messrs. Haythe, Richard, Walsh and Zabrycki, are active in its business on a day-to-day basis. No family relationships exist between any of the directors and officers of the Company.

          The Company's Certificate of Incorporation contains a provision, authorized by New Jersey law, which eliminates the personal liability of a director of the Company to the Company or to any of its shareholders for monetary damages for a breach of his fiduciary duty as a director, except in the case where the director breached his duty of loyalty, failed to act in good faith or knowingly violated a law, or obtained an improper personal benefit.

Compliance with Section 16(a) of
the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended September 29, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table sets forth information for the fiscal years ended September 29, 2000, October 1, 1999 and September 30, 1998 concerning the compensation paid or awarded to the Chief Executive Officer and the executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                              Annual Compensation           Compensation Awards
                                              -------------------           -------------------
   Name and  Principal                                                                                   All Other
         Position            Fiscal Year        Salary       Bonus              Options (#)           Compensation (1)
--------------------------   -----------       --------     -------            -------------          ----------------
Clifford W. Stanley                 2000       $280,142    $113,610                      -                 $1,301
  President and Chief               1999        264,367     159,911                 30,000                  2,112
  Executive Officer                 1998        242,961           -                      -                  2,112

R. Eugene Biber                     2000       $193,501    $ 79,600                      -                 $1,461
  Vice President -                  1999        184,977     112,789                 15,000                  2,500
  Operations                        1998        173,855           -                      -                  2,473

Teri E. Unsworth                    2000       $173,463    $ 20,000                 20,000                 $1,430
  Vice President -                  1999        150,294      87,868                      -                  2,003
  Market Development                1998        169,508           -                      -                  1,853

Paul T. Xenis                       2000       $185,415    $ 75,200                      -                 $1,301
  Vice President -                  1999        174,916     105,840                 20,000                  1,615
  Finance                           1998        153,939           -                      -                  1,339

__________________________

(1) Amounts under "All Other Compensation" are contribut ions made by the Company on behalf of the executive officer to the Guest Supply, Inc. 401
     (k) Plan and Trust.

          The following table sets forth the grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended September 29, 2000. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the exercise price of the options during the full terms of the options, which would result in stock prices of approximately $23.11 and $36.80, respectively. The amounts shown as potential realizable values for all shareholders represent the corresponding increases in the market value of 6,623,124 outstanding shares of the Common Stock held by all shareholders as of September 29, 2000, which would total approximately $153,060,064, and $243,722,353, respectively. No gain to the optionees is possible without an increase in stock price which will benefit all shareholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission regulations. Actual gains, if any, on option exercises and holdings of Common Stock are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                      STOCK OPTION GRANTS IN FISCAL 2000

                                                                                                         Potential Realizable Value
                                                                                                           at November 9, 2009 at
                                                                                                           Assumed Annual Rates of
                                                                                                           Stock Price Appreciation
                                                                                                               for Option Term
                                                                                                               ----------------
                                                                                                        If Stock At      If Stock At
                                                             Individual Grants                            $ 23.11          $ 36.80
                        ----------------------------------------------------------------------------    ------------    ------------
                                               % of Total Options
                                              Granted to Employees  Exercise or Base
      Name              Options Granted (#)      in Fiscal Year        Price ($/Sh)   Expiration Date      5%($)            10%($)
------------------------------------------------------------------------------------------------------------------------------------
All Shareholders'            N/A                     N/A                   N/A           N/A           $153,060,064     $243,722,353
Stock Appreciation
Teri E. Unsworth          20,000(1)                 26.32%               $14.19     November 9, 2009   $    178,449     $    452,224

_______________
(1) These options become exercisable in cumulative annual installments of 33-1/3% commencing on November 9, 2000.

          The following table sets forth the number and value, net of exercise price, of shares of Common Stock acquired upon exercise of options and warrants on the date of exercise by the executive officers named in the Summary Compensation Table during the past fiscal year, and the number and value of options and warrants held by such executive officers at September 29, 2000.

                    AGGREGATED OPTION/WARRANT EXERCISES IN
                   THE FISCAL YEAR ENDED SEPTEMBER 29, 2000
                   AND FISCAL YEAR END OPTION/WARRANT VALUES

                                                                                                 Value of Unexercised
                                                                Number of Unexercised                In-the-Money
                                                                 Options/Warrants at             Options/Warrants at
                                                                September 29, 2000 (#)         September 29, 2000 ($)(1)
                                                              --------------------------     ----------------------------
                         Shares Acquired
Name                       on Exercise      Value Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
----                     ---------------    --------------    -----------    -------------   -----------    -------------
Clifford W. Stanley              103,000     $1,198,204.90        259,500           20,000    $3,242,070         $177,500
R. Eugene Biber                        0                 0         45,000           25,000       238,500          181,188
Teri E. Unsworth                  85,750        996,455.48        105,500           20,000     1,349,072           85,000
Paul T. Xenis                          0                 0        104,167           13,333     1,336,825          118,330

________________
(1) In-the-money options or warrants are those where the fair market value of the underlying Common Stock exceeds the exercise price of such option or warrant. The value of in-the-money options and warrants is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of such option or warrant from the aggregate year-end value of the underlying Common Stock.

Compensation of Directors

          The Company pays its outside directors an annual fee of $10,000 and $1,000 for attending each meeting of the Board of Directors of the Company.

Compensation Committee Interlocks and Insider Participation

          During Guest Supply's fiscal year ended September 29, 2000, Haythe & Curley (renamed Torys), a law firm of which Mr. Haythe was a member through January 31, 2000, provided general legal representation to Guest Supply.

          Pursuant to an agreement dated August 6, 1997, as amended, between Guest Supply and Mr. Haythe (the "Agreement"), Mr. Haythe acts as general counsel for Guest Supply. The Agreement provides, among other things, for the payment of a monthly retainer of $7,500 (credited on a current basis against his fees for services rendered to Guest Supply) and the payment of up to three years of such retainer upon the termination of the Agreement in the case of certain change-of-control events involving Guest Supply. The term of the Agreement is for a three year period with automatic yearly extensions. In connection with the Merger Agreement with Sysco, Mr. Haythe entered into an amendment to the Agreement with the Company which will take effect only upon the closing of the Offer or the Merger described above under Recent Event. The terms of such amendment will be summarized in the documents of Sysco and the Company to be filed with the SEC and delivered to the shareholders of the Company in connection with the Offer and the Merger Agreement.

Employment Agreements

          Effective August 1, 1997, the Company entered into employment agreements with each of Clifford W. Stanley, R. Eugene Biber, Teri E. Unsworth and Paul T. Xenis at annual salaries subject to increases at the discretion of the Board of Directors. The term of each employment agreement is for a three-year period with automatic yearly extensions. Mr. Stanley is President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Mr. Biber is Vice President - Operations, Ms. Unsworth is Vice President - Market Development and a director of the Company and Mr. Xenis is Vice President - Finance and Secretary. Each agreement also provides for a cash payment of up to three years' annual salary upon termination by the Company of the employee's employment other than for cause and upon the employee's voluntary termination within one year following certain change of control events involving the Company. In connection with the Merger Agreement with Sysco, each of Mr. Stanley, Mr. Biber and Mr. Xenis have entered into new employment agreements with the Company, and Ms. Unsworth has entered into an amendment of her employment agreement with the Company, each of which will take effect only upon the closing of the Offer or the Merger described above under Recent Event. The terms of the new employment agreements and amendment will be summarized in the documents of Sysco and the Company to be filed with the SEC and delivered to the shareholders of the Company in connection with the Offer and the Merger Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 15, 2001, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                                                   Shares of
                                                                  Common Stock            Percent
Name and Address                                                Owned Beneficially        Of Class
----------------                                                ------------------        --------
Summerset Group LLC...........................................        595,900 (1)           8.98%
 1640 Dartmouth Lane
 Deerfield, Illinois  60015

Investment Counselors of......................................        541,000 (2)           8.16%
 Maryland, Inc.
 803 Cathedral Street
 Baltimore, Maryland  21201

Rose Capital..................................................        536,637 (3)           8.09%
 2480 Colts Neck Road
 Blacklick, Ohio  43004

Dimensional Fund Advisors Inc.................................        453,950 (4)           6.84%
 1299 Ocean Avenue
 Santa Monica, California  90401

Citigroup Inc., Salomon Smith Barney Inc., Salomon Brothers...        402,157 (5)           6.06%
 Holding Company Inc. and Salomon Smith Barney Holdings Inc.
 (4)

BFMA Holding Corporation......................................        335,700 (6)           5.06%
 50 East Sample Road, Suite 400
 Pompano Beach, Florida
 33064

R. Eugene Biber...............................................         49,353 (7)              *
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Thomas M. Haythe..............................................        149,040 (8)           2.18%
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Peter L. Richard..............................................               -0-               -
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Clifford W. Stanley...........................................        376,186 (9)           5.34%
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Teri E. Unsworth..............................................       214,222 (10)           3.10%
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Edward J. Walsh...............................................        82,935 (11)           1.21%
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

Paul T. Xenis.................................................       136,717 (12)           1.98%
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

George S. Zabrycki............................................        34,500 (13)              *
 4301 U.S. Highway One
 Monmouth Junction,
 New Jersey  08852

All Directors and Officers
 as a Group (eight persons)...................................     1,042,953  (7) (8)      14.39%
                                                                              (9)(10)
                                                                             (11)(12)
                                                                             (13)


-------------------------
*  Less than one percent.

(1) Information as to these holdings is based upon a report on Schedule 13D filed with the Securities and Exchange Commission by Summerset Group LLC, a limited liability company, whose principal business is to invest in and hold securities. This report indicates that 595,900 shares were owned with sole dispositive power and sole voting power.

(2) Information as to these holdings is based upon a report on Schedule 13G/A filed with the Securities and Exchange Commission by Investment Counselors of Maryland, Inc., a registered investment advisor. Based upon such information, 541,000 shares were owned with sole dispositive power. Of the 541,000 shares owned, 491,000 were owned with sole voting power and 50,000 shares were owned with shared voting power, according to the Schedule 13G filed.

(3) Information as to these holdings is based upon a report on Schedule 13D filed with the Securities and Exchange Commission by Rose Capital, a registered investment advisor. Based upon such information, 536,637 shares were owned with sole dispositive power and sole voting power.

(4) Information as to the holdings of Dimensional Fund Advisors Inc., a registered investment advisor ("Dimensional"), is based upon a report on
       Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that 453,950 shares were owned with sole dispositive power and with sole voting power. Dimensional furnishes investment advice to registered investment companies and serves as investment manager to certain other investment vehicles. In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the shares owned by its clients. All 453,950 shares are owned by clients of Dimensional and Dimensional disclaims beneficial ownership of all such shares.

(5) Information as to these holdings is based upon a report on Schedule 13G filed with the Securities and Exchange Commission by Citigroup Inc. ("Citigroup"), Salomon Smith Barney Inc. ("SSB"), Salomon Brothers Holding Company Inc. ("SBHC"), and Salomon Smith Barney Holdings Inc. ("SSB Holdings"). Based upon such information, 402,157 shares were owned with shared voting and dispositive power. Citigroup is the sole stockholder of SSB Holdings; SSB Holdings is the sole stockholder of SBHC; and SBHC is the sole stockholder of SSB. Citigroup and SSB Holdings disclaim beneficial ownership of all 402,157 shares. The address for Citigroup is 153 East 53rd Street, New York, New York 10043 and the address for SSB Holdings, SBHC and SSB is 388 Greenwich Street, New York, New York 10043.

(6) Information as to these holdings is based upon a report on Schedule 13D filed with the Securities and Exchange Commission by BFMA Holding Corporation ("BFMA"). This report indicates that 335,700 shares were owned with sole dispositive power and sole voting power.

(7) Includes 45,000 shares issuable upon the exercise of presently exercisable stock options and 3,000 shares issuable upon the exercise of stock options which will vest March 6, 2001 held by Mr. Biber.

(8) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.

(9) Includes 207,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Stanley.

(10) Includes 67,167 shares issuable upon the exercise of presently exercisable stock options held by Ms. Unsworth.

(11) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options held by Mr. Walsh.

(12) Includes 59,167 shares issuable upon the exercise of presently exercisable stock options held by Mr. Xenis.

(13) Includes 7,500 shares issuable upon the exercise of presently exercisable stock options and 15,000 shares issuable pursuant to presently exercisable warrants held by Mr. Zabrycki.

          Concurrently with the execution of the Merger Agreement, certain shareholders of Guest Supply, consisting of all members of the Board of Directors of Guest Supply and senior members of Guest Supply's management (the "Shareholders"), entered into the Tender Agreements with Sysco pursuant to which each Shareholder agreed, among other things, to tender for exchange all of such Shareholder's shares of Guest Supply common stock in the Offer and permitting Sysco to vote all of such shares in favor of the approval and adoption of the Merger Agreement; provided that each such individual has reserved the right to sell up to 15% of his or her holdings into the public market. Any such shares not sold on the date that is five days prior to the expiration of the Offer will be tendered.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          During Guest Supply's fiscal year ended September 29, 2000, Haythe & Curley (renamed Torys), a law firm of which Mr. Haythe was a member through January 31, 2000, provided general legal representation to Guest Supply.

          Pursuant to an agreement dated August 6, 1997, as amended, between Guest Supply and Mr. Haythe (the "Agreement"), Mr. Haythe acts as general counsel for Guest Supply. The Agreement provides, among other things, for the payment of a monthly retainer of $7,500 (credited on a current basis against his fees for services rendered to Guest Supply) and the payment of up to three years of such retainer upon the termination of the Agreement in the case of certain change-of-control events involving Guest Supply. The term of the Agreement is for a three year period with automatic yearly extensions. In connection with the Merger Agreement with Sysco, Mr. Haythe entered into an amendment to the Agreement with the Company which will take effect only upon the closing of the Offer or the Merger described above under Recent Event. The terms of such amendment will be summarized in the documents of Sysco and the Company to be filed with the SEC and delivered to the shareholders of the Company in connection with the Offer and the Merger Agreement.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 26, 2001

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



Dated:  January 26, 2001            By  /s/ Clifford W. Stanley
                                      -----------------------------
                                            Clifford W. Stanley
                                            President, Principal
                                            Executive Officer and
                                            Director



Dated:  January 26, 2001            By             *
                                      ----------------------------------------
                                            Thomas M. Haythe
                                            Director


Dated:  January 26, 2001            By             *
                                      ----------------------------------------
                                            Peter L. Richard
                                            Director

Dated:  January 26, 2001            By            *
                                      ------------------------------------------
                                         Teri E. Unsworth
                                         Vice President -
                                         Market Development and
                                         Director



Dated:  January 26, 2001            By            *
                                      ------------------------------------------
                                         Edward J. Walsh
                                         Director



Dated:  January 26, 2001            By            *
                                      ------------------------------------------
                                         George S. Zabrycki
                                         Director



Dated:  January 26, 2001            By            *
                                      ----------------------------------------
                                         Paul T. Xenis
                                         Vice President -
                                         Finance and
                                         Principal Financial
                                         and Accounting Officer



                                    *By  /s/ Clifford W. Stanley
                                       -----------------------------
                                         Clifford W. Stanley
                                         Attorney-in-fact

                               Index to Exhibits
                               -----------------

                                                                                      Page
                                                                                      ----
4(f)      Amendment No. 1 dated as of August 15, 1997 by and among the Company,
          First Fidelity Bank and ChaseMellon Shareholder Services, L.L.C. to
          the Rights Agreement (incorporated by reference to Exhibit 4.1 to the
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

10(n)     Revolving Credit Agreement by and among the Company, Guest Packaging,
          Inc., Breckenridge-Remy Co., and Guest Distribution Services, Inc.,
          all as the Borrower, PNC Bank, National Association, First Union
          National Bank, both as Lenders and PNC Bank, National Association, as agent, dated as of December 3, 1997 (incorporated by reference to
          Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year
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