Form 10-Q
period 2000-12-09
GUEST SUPPLY INC
filed 2001-02-12
CIK 722642

                                                                   1 of 14 pages



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 29, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

[_]  For the transition period from____________ to ____________________
     Commission file number 1-11955

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

(Former name, former address and former fiscal year, if changed since last
--------------------------------------------------------------------------------
report)


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

The number of shares of common stock, without par value, outstanding as of January 31, 2001 was 6,848,575 shares.

                                                                          Part 1
                                            Guest Supply, Inc.  and Subsidiaries
                                           Consolidated Condensed Balance Sheets
================================================================================
                                                            Dollars in Thousands


                                                                    December 29,          September 29,
                                                                       2000                   2000
                                                                   -------------          -------------
Assets                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                          $  4,154                  $  4,460
  Accounts receivable, net                                             49,073                    55,780
  Inventories:
    Raw materials                                                       7,124                     6,031
    Finished goods                                                     48,342                    45,378
  Deferred income taxes                                                 2,159                     1,969
  Prepaid expenses and other current assets                             3,957                     3,267
========================================================================================================
Total current assets                                                  114,809                   116,885

  Property and equipment, net                                          34,548                    34,136
  Other assets                                                          3,111                     3,191
  Excess of cost over net assets acquired                              21,971                    20,559
--------------------------------------------------------------------------------------------------------
                                                                     $174,439                  $174,771
========================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                              $ 48,960                  $ 56,000
  Current maturities of long-term debt                                  1,486                     1,486
--------------------------------------------------------------------------------------------------------
Total current liabilities                                              50,446                    57,486
========================================================================================================
  Long-term debt                                                       40,863                    37,728
  Convertible notes payable to related parties                          5,500                     5,000
  Deferred income taxes                                                 6,580                     6,533
--------------------------------------------------------------------------------------------------------
Total long-term liabilities                                            52,943                    49,261
========================================================================================================
Commitments and contingencies
Shareholders' equity:
  Preferred stock - without par value; authorized
    1,000,000 shares, outstanding none
  Common stock - without par value; at stated value;
    authorized 20,000,000 shares, issued 6,671,638
    shares at December 29, 2000 and September 29, 2000                    594                       594
  Additional paid-in capital                                           40,492                    40,424
  Retained earnings                                                    30,695                    27,849
  Treasury stock - 32,051 shares at December 29, 2000
  and 48,514 shares at September 29, 2000, at cost                       (498)                     (736)
  Accumulated other comprehensive loss                                   (233)                     (107)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             71,050                    68,024
--------------------------------------------------------------------------------------------------------
                                                                    $ 174,439                 $ 174,771
========================================================================================================

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
                                                                     (Unaudited)

                                                  Thirteen Weeks  Thirteen Weeks
                                                   Ended Dec. 29,  Ended Dec. 31,
                                                             2000          1999
                                                   --------------  -------------
Sales                                                    $ 90,314      $ 79,909
Cost of sales                                              70,608        62,764
-------------------------------------------------------------------------------
Gross profit                                               19,706        17,145

Selling, general and administrative expenses               14,848        13,199
--------------------------------------------------------------------------------
Operating income                                            4,858         3,946

Interest and other income                                      23             7
Interest expense                                              872           874
--------------------------------------------------------------------------------
Income before income taxes                                  4,009         3,079

Income tax expense                                          1,041         1,257
--------------------------------------------------------------------------------
Net Income                                               $  2,968      $  1,822
================================================================================
Earnings per common share:
  Basic                                                  $   0.45      $   0.28
================================================================================
  Diluted                                                $   0.41      $   0.26
================================================================================
Weighted average number of common shares
  Basic                                                     6,633         6,418
================================================================================
  Diluted                                                   7,415         7,282
================================================================================
Comprehensive income:
  Net income                                             $  2,968      $  1,822
  Other comprehensive loss- foreign
  currency translation adjustment                            (126)          (18)
--------------------------------------------------------------------------------
Comprehensive income                                     $  2,842      $  1,804
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
                                                                     (Unaudited)

                                                           13 Weeks     13 Weeks
                                                              Ended        Ended
                                                           Dec.  29,     Dec. 31,
                                                               2000         1999
                                                           --------    ---------
Cash flows from operating activities:
Net income                                                 $  2,968    $  1,822
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             1,583       1,466
    Provision for losses on accounts receivable                 203         169
    Deferred income tax expense                                (143)       (319)
Changes in assets and liabilities, net of effects of
  business acquired:
   Decrease in accounts receivable                            7,291       2,031
   Increase in inventories                                   (3,647)       (442)
   Increase in prepaid expenses and other current assets       (636)       (310)
   (Increase) decrease  in other assets                         (88)         21
   Decrease in accounts payable and accrued expenses         (7,822)     (1,294)
-------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities        (291)      3,144
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                       (1,653)     (1,322)
  Purchase of business, net of cash acquired                 (1,570)         --
  Decrease (increase) in other assets                           168        (675)
-------------------------------------------------------------------------------
    Net cash used in investing activities                    (3,055)     (1,997)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving credit agreement                   30,089      24,766
  Repayment on revolving credit agreement                   (26,211)    (18,267)
  Repayment of long-term debt                                  (743)       (555)
  Purchase of treasury stock                                     --      (3,647)
  Proceeds from exercise of stock options and warrants           31          --
-------------------------------------------------------------------------------
    Net cash provided by financing activities                 3,166       2,297
  Foreign currency translation adjustments                     (126)        (18)
-------------------------------------------------------------------------------
Net (decrease)  increase in cash and cash equivalents          (306)      3,426
Cash and cash equivalents at beginning of period              4,460       2,200
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  4,154    $  5,626
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

Note 1:  Basis of Presentation

  The unaudited consolidated condensed financial statements have been prepared from the books and records of Guest Supply, Inc. and subsidiaries (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 29, 2000 included in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full year.

  In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," (EITF No. 00-14), during the fourth quarter of fiscal year ended September 29, 2000, the Company reclassed sales incentives from Selling, General and Administrative (S,G&A) expenses to sales. In addition, certain other S,G&A costs were reclassed to cost of sales. In accordance with EITF No. 00-14, the Company has reclassified the prior year amounts.

  During the quarter ended December 29, 2000, the Company dissolved its New Zealand operations. As a result of the liquidation, the Company recognized a tax benefit of approximately $444.

Note 2:  Earnings Per Common Share

Earnings per share is calculated as follows:

                                                      13 Weeks Ended  13 Weeks Ended
                                                       Dec. 29, 2000   Dec. 31, 1999
------------------------------------------------------------------------------------
Basic EPS:
Net Income                                              $    2,968    $    1,822
====================================================================================
Weighted average common shares outstanding               6,633,000     6,418,000
====================================================================================
Basic EPS                                               $     0.45    $     0.28
====================================================================================
Diluted EPS:
Net income                                              $    2,968    $    1,822
Effects of convertible promissory notes                         44            40
------------------------------------------------------------------------------------
Adjusted net income                                     $    3,012    $    1,862
====================================================================================
Weighted average common shares outstanding               6,633,000     6,418,000
Effects of dilutive stock options and warrants             389,000       487,000
Effects of convertible promissory notes                    393,000       377,000
------------------------------------------------------------------------------------
Weighted average common shares outstanding
assuming dilution                                        7,415,000     7,282,000
------------------------------------------------------------------------------------
Diluted EPS                                             $     0.41    $     0.26
------------------------------------------------------------------------------------

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

  The Company has two reportable segments (Lodging Supply and Manufacturing). The Lodging Supply segment includes sales to hotel customers of cleaning chemicals, room accessories, paper products, personal care amenities, linens, appliances, fixtures, and miscellaneous housekeeping supplies. The Manufacturing segment includes sales to retailers, consumer products companies and intercompany sales of personal care amenities. The reportable segments are strategic businesses that offer different products and services and accordingly are managed separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report. Intersegment sales are accounted for at prices that approximate arms length transactions, and have generally been at or below cost. Sales by geographic area are determined based on the location of the Company's operations. The Company evaluates performance based on operating income of the respective business segment.

Summarized segment information are as follows:

                                             Lodging                      Total
                                             Supply     Manufacturing    Segments
==================================================================================
13 Weeks ended December 29, 2000
Sales to external customers                   $ 80,936     $  9,378     $ 90,314
Intersegment sales                                  --        3,403        3,403
----------------------------------------------------------------------------------
Total sales                                     80,936       12,781       93,717
Operating income                                 3,812        1,046        4,858
Identifiable assets                            148,636       30,293      178,929
Capital expenditures                             1,212          441        1,653
Depreciation and amortization                      823          760        1,583
----------------------------------------------------------------------------------
13 Weeks ended December 31, 1999
Sales to external customers                   $ 73,332     $  6,577     $ 79,909
Intersegment sales                                  --        2,972        2,972
----------------------------------------------------------------------------------
Total sales                                     73,332        9,549       82,881
Operating income                                 3,791          155        3,946
Identifiable assets                            137,800       30,013      167,813
Capital expenditures                               484          838        1,322
Depreciation and amortization                      721          745        1,466
----------------------------------------------------------------------------------

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued

                                                                                Thirteen       Thirteen
                                                                             Weeks Ended    Weeks Ended
                                                                            Dec 29, 2000  Dec. 31, 1999
-------------------------------------------------------------------------------------------------------
Sales:
Sales from reportable segments                                                 $  93,717    $  82,881
Elimination of intersegment revenue                                               (3,403)      (2,972)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Total consolidated sales                                                       $  90,314    $  79,909
-----------------------------------------------------------------------------------------------------
Total assets:
Identifiable assets from reportable segments                                   $ 178,929    $ 167,813
Elimination of intersegment receivables                                           (6,649)      (5,694)
Other unallocated amounts                                                          2,159        1,839
-----------------------------------------------------------------------------------------------------
Total consolidated assets                                                      $ 174,439    $ 163,958
-----------------------------------------------------------------------------------------------------

  The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Condensed Financial Statements:

  Substantially all of the Company's operations are in the United States. Operations outside of the United States, which include subsidiaries in Canada and England, are not significant to the consolidated operations of the Company.

Note 4:  Acquisition

  On October 31, 2000 the Company acquired T.J. MacDonald Institutional Textiles, Ltd., a Canadian supplier of textile products for approximately $2,200. Total consideration paid included cash of $1,600, a five year convertible promissory note of $500 and 5,963 shares of common stock valued at $100. The convertible promissory note bears interest at 7% and is convertible into shares of the Company's common stock at $20.12 per share.

  The acquisition has been accounted for as a purchase and the results of T.J. MacDonald's operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired of $1,749 has been recorded as goodwill, and is being amortized on a straight-line basis over 20 years.

Note 5:  Indebtedness

  At December 29, 2000 and September 29, 2000, the Company's indebtedness consisted of the following:

-----------------------------------------------------------------------------------------------------
                                                                            December 29,  September 29,
                                                                                 2000         2000
-----------------------------------------------------------------------------------------------------
Revolving credit agreement                                                     $  19,203    $  15,325
Senior notes payable                                                              23,146       23,889
Convertible notes payable to related parties                                       5,500        5,000
-----------------------------------------------------------------------------------------------------
                                                                                  47,849       44,214
Less:  Current Maturities                                                         (1,486)      (1,486)
-----------------------------------------------------------------------------------------------------
                                                                               $  46,363    $  42,728
-----------------------------------------------------------------------------------------------------

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued


Note 6:  Recently Issued Accounting Standards

  In September 2000, the final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10") was reached. Among other things, EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. In accordance with EITF 00-10, the Company has reclassed shipping and handling revenues from Selling, General and Administrative (S,G&A) expenses to Sales. The amounts reclassed from S,G&A for the thirteen weeks ended December 29, 2000 and December 31, 1999 were $692 and $719, respectively. The Company continues to reflect shipping and handling expenses in S,G&A expenses.


Note 7:  Subsequent Event

  On January 22, 2001, Guest Supply entered into a Merger Agreement and Plan of Reorganization with SYSCO Corporation, a Delaware Corporation ("SYSCO") and SYSCO Food Services of New Jersey, Inc., a Delaware Corporation and wholly-owned subsidiary of SYSCO ("Merger Subsidiary"), which provides for the acquisition of Guest Supply by SYSCO. Under the Merger Agreement, the Merger Subsidiary has commenced an offer ("the Offer") to exchange shares of SYSCO common stock for all outstanding shares of Guest Supply common stock. Under the terms of the Merger Agreement, Guest Supply shareholders will receive shares of SYSCO common stock as follows: (i) if the average of the closing prices per share of SYSCO common stock on The New York Stock Exchange for each of the fifteen consecutive trading days ending on the trading day that is five trading days prior to the expiration date of the Offer, as it may be extended from time to time, which is referred to as the SYSCO average trading price, is at least $22.00 but less than or equal to $30.00, Guest Supply shareholders will receive for each Guest Supply share a number of SYSCO shares equal to $26.00 divided by the SYSCO average trading price; (ii) if the SYSCO average trading price is less than $22.00, Guest Supply shareholders will receive 1.1818 SYSCO shares for each Guest Supply share; and (iii) if the SYSCO average trading price is more than $30.00, Guest Supply shareholders will receive 0.8667 SYSCO shares for each Guest Supply share. The Offer will be followed by a back-end merger on the same terms as the Offer and will be subject to customary closing conditions, including that at least a majority of Guest Supply's stock is tendered on the Offer and that regulatory clearance is obtained.

  If the Merger Agreement is terminated because Guest Supply has entered into an alternative transaction or has received an alternative offer within four months of January 22, 2001 and enters into an alternative transaction with respect thereto within 12 months after January 22, 2001, or otherwise as set forth in the Merger Agreement, Guest Supply is obligated to pay SYSCO a fee in the amount of $5.5 million, plus SYSCO's reasonable out-of-pocket fees and expenses.

                        Notes to the Consolidated Condensed Financial Statements
================================================================================
                                                            Dollars in Thousands
                                                                       continued


  At the effective time of the merger, each outstanding Guest Supply option shall be assumed by SYSCO and thereafter deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Guest Supply stock option, the same number of shares of SYSCO common stock as the holder of Guest Supply option would have been entitled to receive pursuant to the Merger Agreement had the holder exercised the Guest Supply option in full immediately prior to the effective time of the merger, rounded down to the nearest whole number. The price per share shall equal the per share exercise price at which the Guest Supply option was exercisable immediately prior to the
effective time, divided by the exchange ratio.   All such options shall
automatically vest and become immediately exercisable 15 days prior to completion of the transactions contemplated by the Merger Agreement.

  Guest Supply's Board of Directors has taken sufficient action to exempt the Offer, the Merger and the transactions contemplated by the Merger Agreement from the provisions of the Guest Supply Rights Plan.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                                            Dollars in Thousands

Thirteen weeks ended December 29, 2000 vs. Thirteen Weeks ended December 31,
----------------------------------------------------------------------------
1999
----

Fiscal 2001 Compared to Fiscal 2000

  Sales for the thirteen weeks ended December 29, 2000 increased by 13.0% or $10,405 to $90,314 from $79,909 for the thirteen weeks ended December 31, 1999. Revenues from lodging supply segment customers increased $7,604 or 10.4% to $80,936. The increase in sales in lodging supply is due primarily to the addition of new customers, the sale of additional products to existing customers and the continued expansion of the Company's product line. New customers were added by the direct sales force in existing territories and by new salespeople and territories that were established during fiscal 2000.

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

  Sales to manufacturing segment customers were $9,378 in fiscal 2001 compared to $6,577 in fiscal 2000. The increase of $2,801 or 42.6% was primarily due to increased sales to an existing customer.

  Gross profit for the thirteen weeks ended December 29, 2000 was $19,706 or 21.8% of sales compared to $17,145 or 21.5% for the thirteen weeks ended December 31, 1999. The increase in gross profit as a percentage of sales was primarily due to efficiency improvements and increased volume in the manufacturing segment. Margins in the lodging segment were essentially the same as the prior year.

  Selling, general and administrative expenses were $14,848 or 16.4% of sales for the thirteen weeks ended December 29, 2000 compared to $13,199 or 16.5% for the prior year. The increase of $1,649 was due primarily to increased payroll, sales commissions, and delivery expenses associated with the Company's lodging sales growth.

  Operating income increased $912 or 23.1% to $4,858 for the thirteen weeks ended December 29, 2000 from $3,946 last year.
  The effective tax rate decreased to 26.0% in fiscal 2001 from 40.8% in the prior year primarily as a result of a tax benefit attributed to the liquidation of our New Zealand operations.
  Overall, net income for 2001 increased 62.9% to $2,968 or $0.41 per diluted share compared to $1,822 or $0.26 per diluted share in 2000.

Liquidity and Capital Resources

  The Company had $64,363 of working capital at December 29, 2000 compared to $59,399 at September 29, 2000. The increase of $4,964 is primarily due to a decrease in accounts payable and accrued expenses and an increase in inventory partially offset by a decrease in accounts receivable.

  Net cash flows used in operating activities were $291 for the thirteen weeks ended December 29, 2000 compared with $3,144 provided by operating activities for the thirteen weeks ended December 31, 1999. The net cash flow used in operations was due to changes in working capital items partially offset by higher net earnings and depreciation and amortization.

  Net cash flows used for investing activities totaled $3,055 compared with $1,997 last year. During the period the Company purchased T. J. MacDonald Institutional Textiles, LTD., a Canadian corporation, which decreased cash flows by $1,570. Capital expenditures for the thirteen weeks ended December 29, 2000 were $1,653 versus $1,322 in the prior year. Capital expenditures in fiscal 2001 of approximately $4,200 are expected.

                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                                                            Dollars in Thousands


  Net cash flows provided by financing activities totaled $3,166 compared with $2,297 provided by financing activities last year. Borrowings in fiscal 2001 increased to fund the acquisition of T.J. MacDonald and purchase of capital items.

  On January 22, 2001, Guest Supply entered into a Merger Agreement and Plan of Reorganization with SYSCO Corporation, a Delaware Corporation ("SYSCO") and SYSCO Food Services of New Jersey, Inc., a Delaware Corporation and wholly-owned subsidiary of SYSCO ("Merger Subsidiary"), which provides for the acquisition of Guest Supply by SYSCO. Under the Merger Agreement, the Merger Subsidiary has commenced an offer ("the Offer") to exchange shares of SYSCO common stock for all outstanding shares of Guest Supply common stock. Under the terms of the Merger Agreement, Guest Supply shareholders will receive shares of SYSCO common stock as follows: (i) if the average of the closing prices per share of SYSCO common stock on The New York Stock Exchange for each of the fifteen consecutive trading days ending on the trading day that is five trading days prior to the expiration date of the Offer, as it may be extended from time to time, which is referred to as the SYSCO average trading price, is at least $22.00 but less than or equal to $30.00, Guest Supply shareholders will receive for each Guest Supply share a number of SYSCO shares equal to $26.00 divided by the SYSCO average trading price; (ii) if the SYSCO average trading price is less than $22.00, Guest Supply shareholders will receive 1.1818 SYSCO shares for each Guest Supply share; and (iii) if the SYSCO average trading price is more than $30.00, Guest Supply shareholders will receive 0.8667 SYSCO shares for each Guest Supply share. The Offer will be followed by a back-end merger on the same terms as the Offer and will be subject to customary closing conditions, including that at least a majority of Guest Supply's stock is tendered on the Offer and that regulatory clearance is obtained.

  If the Merger Agreement is terminated because Guest Supply has entered into an alternative transaction or has received an alternative offer within four months of January 22, 2001 and enters into an alternative transaction with respect thereto within 12 months after January 22, 2001, or otherwise as set forth in the Merger Agreement, Guest Supply is obligated to pay SYSCO a fee in the amount of $5.5 million, plus SYSCO's reasonable out-of-pocket fees and expenses.

  At the effective time of the merger, each outstanding Guest Supply option shall be assumed by SYSCO and thereafter deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Guest Supply stock options, the same number of shares of SYSCO common stock as the holder of Guest Supply option would have been entitled to receive pursuant to the merger agreement had the holder exercised the Guest Supply option in full immediately prior to the effective time of the merger, rounded down to the nearest whole number. The price per share shall equal the per share exercise price at which the Guest Supply option was exercisable immediately prior to the
effective time, divided by the exchange ratio.   All such options shall
automatically vest and become immediately exercisable 15 days prior to completion of the transactions contemplated by the merger agreement.

  Guest Supply's Board of Directors has taken sufficient action to exempt the Offer, the Merger and the transactions contemplated by the Merger Agreement from the provisions of the Guest Supply Rights Plan.

  The Company believes that the amount available under the Revolver together with the cash flows from operations will be sufficient to meet the Company's short-term working capital requirements and identifiable long-term capital needs. The Company also believes that, if necessary, additional financing will be available to it on commercially reasonable terms.



                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            Dollars in Thousands

Other
-----
  At December 29, 2000, the financial liabilities of the Company exposed to changes in interest rates consist mainly of $19,203 in variable rate borrowings outstanding under the revolver. The Company has entered into an interest rate collar agreement with a notional amount of $11,000. Under the terms of the agreement, the Company would be reimbursed the interest difference in the event that the three-month LIBOR rate exceeds 9.7%.

  Assuming that a hypothetical increase of 1% in interest rates and debt levels were to remain constant, interest expense would increase $192 per year. Included in indebtedness is also $28,646 of fixed rate debt, which is not subject to interest rate risk.

Cautionary Statement
--------------------

  This quarterly report on Form 10-Q may contain forward-looking information about the Company. The following are some of the most significant factors that may cause the Company's actual results to differ materially from those described in any forward-looking statements made by the Company: a downturn in the lodging industry resulting in lower demand for the Company's products, the loss of or decline in sales to a major customer, failure to secure new business, inefficiencies at the Company's manufacturing facility, the inability to increase prices to customers to compensate for inflationary cost increases, problems implementing the Company's e-commerce initiative, a decline in sales and gross margin as a result of competitive pressures, including from aggregators on the Internet, or the failure to complete the proposed business combination with Sysco Corporation, which may result in the payment of a termination fee.

                                             GUEST SUPPLY, INC. AND SUBSIDIARIES
                                                     PART II - OTHER INFORMATION
================================================================================



Item 5:  Other Information
--------------------------

From June until September 2000, Guest Supply, with the assistance of U.S. Bancorp Piper Jaffray, had extensive discussions with BFMA Holding Corporation ("BFMA") based upon BFMA's then-stated intention to offer $24.00 per share for Guest Supply's common stock. After over three months of discussions, Guest Supply terminated negotiations based in part on concerns over BFMA's ability to finance the transaction. In November 2000, BFMA commenced a solicitation of proxies for the election at the 2001 Annual Meeting of Shareholders of Guest Supply of two Class C Directors nominated by BFMA. BFMA also announced that it was prepared to offer $21.00 for each share of Guest Supply common stock. On February 5, 2001 BFMA notified the Company that it was withdrawing its nominations.


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------



a)   Exhibits
     No. 27 Financial Data Schedule


b)  Reports on Form 8-K

On December 19, 2000, the Company filed a current report on Form 8-K dated December 18, 2000 reporting under Item 5 of Form 8-K the registrant's distribution of a letter to its shareholders relating to BFMA Holding Corporation's Proxy Statement to solicit proxies to elect two BFMA nominees as Class C directors.

On January 24, 2001, the Company filed a current report on Form 8-K dated January 22, 2001 reporting under Item 5 of Form 8-K the registrant's announcement that it entered into a Merger Agreement and Plan of Reorganization with SYSCO Corporation, a Delaware Corporation, which provides for the acquisition of Guest Supply by SYSCO.

On January 31, 2001, the Company filed a current report on Form 8-K dated January 30, 2001 reporting under Item 5 of Form 8-K the registrant's description of its capital stock.

On February 1, 2001, the Company filed a current report on Form 8-K dated January 26, 2001 reporting under Item 5 of Form 8-K the registrant's earnings announcement for fiscal quarter ended December 29, 2000.

                                                                      SIGNATURES
================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUEST SUPPLY, INC.


Dated:                             By:  Clifford W. Stanley
      --------------------              -----------------------------------
                                        President & Chief Executive Officer




Dated:                             By:  Paul T. Xenis
      --------------------              -----------------------------------
                                        Vice President, Finance