Form 10-Q/A
period 2000-12-09
GUEST SUPPLY INC
filed 2001-02-13
CIK 722642

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


                                   GUEST SUPPLY, INC.


Dated: February 12, 2001           By:  /s/ Clifford W. Stanley
      --------------------              -----------------------------------
                                        President & Chief Executive Officer




Dated: February 12, 2001           By:  /s/ Paul T. Xenis
      --------------------              -----------------------------------
                                        Vice President, Finance